Form 10-K
period 2014-12-31
ALPHA ENERGY INC
filed 2015-04-02
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197642

ALPHA ENERGY, INC.

 (Exact name of registrant as specified in its charter)

Colorado	90-1020566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 17th Street, 2800 South, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: 303-563-5340

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes       . No   X  .

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2014 was 8,357,000 shares.

ALPHA ENERGY, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

o	our ability to diversify our operations;
o	our ability to implement our business plan;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	inability to achieve future sales levels or other operating results;
o	inability to raise additional financing for working capital;
o	inability to efficiently manage our operations;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures and/or general working capital;
o

 the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to "we", "our", "us", "the Company", and similar terms refer to Alpha Energy Inc.

PART I

ITEM 1.

BUSINESS

General Business Development

The Company was formed on September 26, 2013 in the State of Colorado.

Business Strategy

The Company was incorporated in September 2013. Our business model is to purchase or trade stock for oil and gas properties to be held as long term assets. Oil and gas commodity pricing has stabilized under the current economic market conditions bringing the U.S. to become the number one producer in the world. The momentum to drill using enhanced drilling technology in previously undeveloped areas assures the continued value of these properties. Our lean operating structure positions us well to compete in this very competitive market. Our strategy is to acquire producing properties that the Company can operate which have proven un-drilled locations available for further development. At this time the Company is reviewing several properties but have no contractual commitments to date.  Our management’s years of experience and knowledge of the oil and gas industry leads us to believe that there  are an abundance of good drilling prospects available that have either been overlooked or are not big enough for the larger companies. In the process of identifying these drilling prospects, the Company will utilize the expertise of existing management and employ the highest caliber contract engineering firms available to further evaluate the properties. To qualify for acquisition, the calculated cash flow after taxes and operating expenses, including ten percent (10%) interest per year, will recover the acquisition cost in 22 to 30 months. The cash flow calculation will be based conservatively on $51 per barrel of oil and $2.89 per MCF of gas. In addition, the selection criteria will require the life of current producing wells to be 7 years or longer and the field must have a minimum total life of 15 years.

In the first phase we will be concentrating on prospects in eastern Colorado, western Kansas and southern Wyoming. The depth of the wells in the target areas average from 1500 ft. for the Niobrara formation to a total depth of 5800 ft. for the Topeka, Heebner, Lansing-Kansas City, Marmaton, Cherokee, Atoka, Morrow, Mississippian, Spergen, and Osage formations. By concentrating our initial efforts on shallower prospects we minimize drilling and operating costs. As we grow we plan to expand into the Front Range (Northern Front Range Outcrop) and Denver Basin Province (D-J Basin, Wattenberg) of Colorado and into western Kansas (Hugoton Embayment Anadarko Basin – Central Kansas Uplift). The wells in these areas range from 4,000 ft. to 10,000 ft. Such wells are more expensive to drill and operate, but also offer bigger returns. Some of the formations in these areas are the Sussex, Niobrara, Codell, J Sand and the D Sand formations. The Company will develop prospects and will obtain partners to participate in the costs of drilling or acquisitions with the Company serving as the designated Operator.  The Company will also retain a royalty or working interest in the wells drilled or acquired.

Negotiations are in process for acquisition of oil and Gas leases located in Northern and eastern Colorado basins. Upon completion of the agreement, Alpha will operate the drilling of the first three (3) wells on the prospect area and thereby earn a 10% working interest in each well completed as a producing well.  Alpha will incur no costs through the drilling of the wells.

In the second phase of operations, we will expand into Oklahoma, Texas, and eastern Kansas. We will then place a great deal of emphasis on natural gas production and the transportation of natural gas. We believe natural gas will be the fuel of the future for automobiles, trucks and buses because of the clean-air standards that are proposed and will soon be going into effect, and now is an ideal time to acquire natural gas assets due to the current pricing matrix. The Company also plans on acquiring field transportation and short haul lines as part of our future business plan expansion. Acquiring these types of company lines, specifically in the areas where the company will have production located, will be advantageous due to savings in internal transportation costs, and the profitability margins of operating the lines and marketing natural gas. Managing the transportation system, in conjunction with field operations, will enhance cash flow. After obtaining the transportation lines, we hope to then develop our own end-users for natural gas. This will further enhance the profit margin of the company.

Employees

As of December 31, we have no employees, but have four (4) officers and directors who are non-employee Directors. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A.

RISK FACTORS

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We have a very limited operating history and our business plan is unproven and may not be successful.

Our company was formed in September 2013 but we have not yet begun full scale operations. We have not yet acquired producing oil and gas assets, nor have we initiated oil and gas drilling operations. We have not proven that our business model will allow us to generate a profit.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to locate and fund acquisitions of oil and gas properties. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to raise additional capital during 2015 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill our requirements to complete evaluations of oil and gas acquisitions and drilling opportunities and to achieve a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our business grows, we will be required to manage multiple relationships. Any further growth by us, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects, operations and the value of an investment in our company.

Risks Relating to Our Business

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring viable leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Oil and gas exploration are highly speculative ventures and it is highly probable that no reserves will be discovered and any funds spent on exploration will be lost.

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil reservoirs. The wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude is present or may be produced economically. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

•

unexpected drilling conditions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•

fires, explosions, blowouts and surface cratering;

•

uncontrollable flows of oil and formation water;

•

environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;

•

other adverse weather conditions; and

•

increase in the cost of, or shortages or delays in the availability of drilling rigs and equipment.

Certain future drilling activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves a greater risks of drilling dry holes or failure to find commercial quantities of hydrocarbons.

Our future operating revenue is dependent upon the performance of the properties we lease for Oil and Gas.

Our future operating revenue depends upon our ability to profitably operate our existing oil and gas leases by drilling and completing wells that produce commercial quantities of oil and gas and our ability to expand our operations through the successful implementation of our plans to explore, acquire and develop additional properties. The successful development of oil and gas properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact. No assurance can be given that we can produce sufficient revenue to operate our existing properties or acquire additional oil and gas producing properties and leases. We may not discover or successfully produce any recoverable reserves in the future, or we may not be able to make a profit from the reserves that we may discover. In the event that we are unable to produce sufficient operating revenue to fund our future operations, we will be forced to seek additional third-party funding, if such funding can be obtained. Such options would possibly include debt financing, sale of equity interests in our Company, joint venture arrangements or the sale of oil and gas interests. If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations. If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services and equipment has risen, and the costs of these services and equipment are increasing. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in areas where we operate, we could be materially and adversely affected.

Market factors in the oil and gas business are out of our control and so we may not be able to profitably sell any reserves that we find.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our Company not receiving an adequate return on invested capital.

Title to the properties in which we have an interest may be impaired by title defects.

No assurance can be given that we will not suffer a monetary loss from title defects or title failure. Additionally, undeveloped acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

We are subject to risks arising from the failure to fully identify potential problems related to acquired reserves or to properly estimate those reserves.

Although we perform a review of the acquired properties that we believe is consistent with industry practices, such reviews are inherently incomplete. It generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher-value properties and will sample the remainder, and depend on the representations of previous owners. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved oil reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates. There are no proved reserves on the properties acquired to date.

A substantial or extended decline in oil and gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations as well as our ability to meet our capital expenditure obligations and financial commitments to implement our business plan.

Any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices. Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to potentially wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include:

•

the domestic and foreign supply of oil and natural gas;

•

the ability of members of the Organization of Petroleum Exporting Countries and other producing countries to agree upon and maintain oil prices and production levels;

•

political instability, armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;

•

the level of consumer product demand;

•

the growth of consumer product demand in emerging markets, such as China and India;

•

weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand of oil and natural gas;

•

domestic and foreign governmental regulations and other actions;

•

the price and availability of alternative fuels;

•

the price of foreign imports;

•

the availability of liquid natural gas imports; and

•

worldwide economic conditions.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil we can produce economically, if any. A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity. While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase.

Current and future governmental and environmental regulations could adversely affect our business.

Our business is subject to federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste, unitization and pooling of properties and other matters. These laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil wells and other facilities. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenues.

Our operations are also subject to complex environmental laws and regulations adopted by the various jurisdictions in which we have or expect to have operations. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs. We could potentially discharge these materials into the environment in any of the following ways:

•

from a well or drilling equipment at a drill site;

•

from gathering systems, pipelines, transportation facilities and storage tanks;

•

damage to oil wells resulting from accidents during normal operations; and

•

blowouts, cratering and explosions.

Because the requirements imposed by laws and regulations are frequently changed, no assurance can be given that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by the former operators.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We currently lease office space at 600 17th Street, 2800 South, Denver Colorado 80202 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3.

LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted.  Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of December 31, 2014, we had 31 stockholders of record of the 8,357,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

·	our financial condition;
·	earnings;
·	need for funds;
·	capital requirements;
·	prior claims of preferred stock to the extent issued and outstanding; and
·	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

The Company was incorporated in September 2013. Our business model is to purchase or trade stock for oil and gas properties to be held as long term assets. Oil and gas commodity pricing has stabilized under the current economic market conditions bringing the U.S. to become the number one producer in the world. The momentum to drill using enhanced drilling technology in previously undeveloped areas assures the continued value of these properties. Our lean operating structure will position us well to compete in this very competitive market. Our strategy is to acquire producing properties, which have proven un-drilled locations available for further development. There are an abundance of good drilling prospects available that have either been overlooked or are not big enough for the larger companies. In the process of identifying these drilling prospects, the Company will utilize the expertise of existing staff and employ the highest caliber contract engineering firms available to further evaluate the properties. To qualify for acquisition, the calculated cash flow after taxes and operating expenses, including ten percent (10%) interest per year, will recover the acquisition cost in 22 to 30 months. The cash flow calculation will be based conservatively on $51 per barrel of oil and $2.89 per MCF of gas. In addition, the selection criteria will require the life of current producing wells to be 7 years or longer and the field must have a minimum total life of 15 years.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2014 or the period ended December 31, 2013.

Costs and Expenses

Operating expenses during year ended December 31, 2014 were $31,297, consisting of general and administrative and professional fees. In comparison, operating expenses in the period ended December 31, 2013 were $17,889, consisting of general and administrative professional fees. The increase in total expenses from 2013 to 2014 is primarily attributable to a significant increase in the length of the period due to the corporations inception not occurring until September 26, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had $3,290 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended December 31, 2014 and 2013. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2014	2013
Net cash used in operating activities	$16,939	$14,546
Net cash used in investing activities	--	--
Net cash provided by financing activities	18,000	16,775
Net increase (decrease) in Cash	1,061	2,229
Cash, beginning of year	2,229	0
Cash, end of year	$3,290	$2,229

Operating activities

Net cash used in operating activities was $16,939 for the year ended December 31, 2014, as compared to $14,546 used in operating activities for the same period in 2013. The increase in net cash used in operating activities was primarily due to a increase in the length of the period due to the inception date of the corporation being September 26, 2013.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2014 was $18,000, as compared to $16,775 for the same period of 2013. The increase in net cash provided by financing activities was attributable to proceeds from the issuance of shares under the Company’s S-1.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party line of credit. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. As such, our auditors have expressed a going concern opinion which raises substantial doubts about the Company’s ability to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).

CONTROLS AND PROCEDURES

Our Principal Executive Officer Michael D. Davis and Principal Financial Officer, Karen Ziegler, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2014 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

Michael D. Davis	54	Chief Executive Officer & Director

Karen Ziegler	67	President, CFO, CAO, Treasurer

Fred L. Croci	67	Vice President, Asset Advisor Manager

Reginald A. Kemp	78	Corporation Secretary and Office Manager

Directors, Executive Officers, Promoters and Control Persons

Michael D. Davis – Chief Executive Officer & Director

Mr. Davis has over 32 years of experience in the oil and gas industry.

Mr. Davis is knowledgeable and experienced in all aspects of operating an oil and gas company and in dealing with Board of Director initiatives.  His background, education and experience uniquely qualify him to serve as a director for the company.

 Prior to joining Alpha Energy, Inc., Mr. Davis served as Chief Executive Officer of CREDO Petroleum Corporation (Denver, CO), a publically held oil and gas exploration company (NASDAQ “CRED”) from 2011 to 2013. Mr. Davis was involved in the sale and merger of CREDO to Forestar Group, Inc. (NYSE “FOR”) for a premium all-cash transaction of $148 million. Before joining CREDO, from 2009 to 2011 Mr. Davis served as Manager of Acquisitions & Divestitures at privately held Aviva, Inc. (Denver, CO) where he managed acquisitions and divestitures. Mr. Davis has held several other senior-level positions with energy companies located in the Rocky Mountain Region, including Cimarex Energy (Denver, CO) and Anschutz Exploration Corporation (Denver, CO). From 2009 to present Mr. Davis has also served as Executive Member of BlackRock Oil and Gas, LLC (Denver, CO), a company engaged in evaluations and acquisitions of oil and gas leases, royalty, mineral and working interest. He has been involved in private ownership and operations of various other entities which include real estate development, construction management and oil and gas investments.

Mr. Davis received his Bachelor of Science Degree in Business Administration - Industrial Relations from Colorado State University, and he completed the Energy Executive Management Program at the University of Oklahoma, Price College of Business.

Karen Ziegler – President, CFO, CAO, Treasurer

Ms. Ziegler, from 2001 to 2006 has participated in a variety of roles in major real estate development projects. These involved simultaneous projects for multiple residential developments, major water and sewer infrastructure improvement projects and multiple commercial development projects.

In addition, from 2005 to present, she has served in several administrative activities in various oil and gas ventures. In these capacities, she has performed analytical, accounting, cost projections, budgeting, scheduling and profit and loss analysis functions.

Fred L. Croci – Vice President, Asset Advisor Manager

Mr. Croci’s 43 year business career has spanned many facets of the real estate and oil and gas industries. A graduate of Iowa State University in 1969. He obtained his firt real estate license in 1970, and has held brokerage licenses in Iowa, Illinois, Wyoming and Colorado and has been involved in the brokerage, sales, leasing, development, and construction activities of, or provided consulting services on hundreds of millions of dollars’ worth of development properties, most recently in Northern Colorado, including a wide variety of project types. He started Wheeler Commercial Property Services, LLC in March of 1995 and was manager of that company until it sold in February of 2006. He then started Commercial Broker’s Alliance, LLC in March of 2006 and is still operating and managing that commercial real estate brokerage and development consulting company.

He also had extensive experience with oil and gas marketing and oil operating companies during the mid 1980’s. This includes participation with gas and oil drilling programs over several central and western states involving multiple drilling rigs. His focus was on renovation, rework and improvement of old producing fields. This focus included a major emphasis on waterflood projects where old producing oil fields were reworked to improve production via water-flooding the permeable sandstone formations.

As president of a professional management firm since February of 1998 called Wolverine Management Group, Inc., Mr. Croci oversees other entities including corporations, limited liability companies and limited liability limited partnerships.

Reginald A. Kemp – Corporation Secretary and Office Manager

Over the past seven years Mr. Kemp has served as the Special Projects Director for Obermeyer Hydro, Inc. In that capacity he interfaced with local governmental entities for the permitting and execution of an extensive facilities expansion to increase capacity and technology capabilities. This firm is an international supplier and installer of inflatable water control gates for hydroelectric, flood control, irrigation and water storage projects worldwide.

Mr. Kemp is a seasoned manager with more than 40 years’ experience in large international aerospace and private engineering and manufacturing companies and emerging divisions of such operations. His involvement with human resources, procurement, material/production control, cost accounting, contracts management, project management and governmental entity interface activities uniquely equip him to serve Alpha Energy

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Michael D. Davis, Chief Executive	2014	$0	0		0	0	0	0	$0
Officer & Director	2013	0	0		0	0	0	0	0

Karen Ziegler	2014	$0	0		0	0	0	0	0
President	2013	0	0		0	0	0	0	0

Fred L. Croci	2014	0	0		0	0	0	0	0
Vice President	2013	0	0		0	0	0	0	0

Reginald A. Kemp	2014	0	0		0	0	0	0	0
Secretary	2013	0	0		0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2014.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

Arrow Consulting LLP	PO Box 1397
Angela Stevens, Vice President	Wellington, CO 80549	24.5%	2,050,000

Ballycastle Living Trust	1500 Cliff Branch Drive
Kyle Anderson, Trustee	Henderson, NV 89014	35.8%	3,000,000

AG Management Associates	PO Box 1397
Geraldine Weiss, Trustee	Wellington, CO 80549	13.8%	1,150,000

Black Rock Oil and Gas, LLC	PO Box 372041
Michael Davis, Executive Member	Denver, CO 80237	7.8%	650,000

Croci Land Holding, LLC	PMB 330 1540 Main Street #218
Fred Croci, Manager	Windsor, CO 80550	6.0%	500,000

Reginald A. Sr., Frances H. Kemp	PO Box 205
	Wellington, CO 80549	6.0%	500,000

All Directors and Officers as a Group (1 persons)		6.0%	500,00

(*)

Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)

Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2014 (8,357,000).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by MaloneBailey LLP for year ended December 31, 2014 and the period ended December 31, 2013 were $3,500 and $3,500, respectively.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

 (b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Energy, Inc.

By: /s/ Karen Ziegler

Karen Ziegler, President

Date: April 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen Ziegler	President, Principal Executive Officer, Principal Financial Officer	April 1, 2015
Karen Ziegler	and Director

ALPHA ENERGY, INC.

FINANCIAL STATEMENTS

December 31, 2014 and 2013

Report of Independent Registered Accounting Firm	F-2
Balance Sheets as of December 31, 2014 and 2013	F-3
Statements of Operations for the year ended December 31, 2014 and the period of September 26, 2013 (Inception) to December 31, 2013	F-4
Statement of Changes in Stockholders' Equity Cumulative for the year ended December 31, 2014 and the period of September 26, 2013 (Inception) to December 31, 2013	F-5
Statement of Cash Flows for the year ended December 31, 2014 and the period of September 26, 2013 (Inception) to December 31, 2013	F-6
Notes to Financial Statements	F-7 - F-12

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors

Alpha Energy, Inc.

Denver, Colorado

We have audited the accompanying balance sheet of Alpha Energy, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended 2014 and for the period from September 26, 2013 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the related results of its operations and its cash flows for the year then ended 2014 and for the period from September 26, 2013 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, recurring net losses and negative cash flows from operations. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 1, 2015

ALPHA ENERGY, INC.
BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets
Cash	$3,290	$2,229
Prepaid expenses	2,955	455
Total current assets	6,245	2,684

Oil and gas lease, successful efforts method	24,000	24,000

Total assets	$30,245	$26,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$115	$3,000
Notes payable, related party	275	275
Total current liabilities	390	3,275

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 8,357,000 and 8,157,000 issued and outstanding at December 31, 2014 and 2013	836	816
Additional paid in capital	70,462	40,482
Accumulated deficit	(41,443)	(17,889)
Total stockholders' equity	29,855	23,409

Total liabilities and stockholders' equity	$30,245	$26,684

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	Period from September 26, 2013 (Inception) to December 26, 2013
Revenue	$-	$-

Operating expenses
Professional services	23,105	17,048
General and administrative	8,192	841
Total operating expenses	31,297	17,889

Loss from operations	(31,297)	(17,889)

Other income
Other income	7,743	-
Total other income	7,743	-

Provision for income taxes	-	-

Net loss	$(23,554)	$(17,889)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	8,301,795	8,083,633

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, September 26, 2013 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for services	-	-	7,977,000	798	-	-	798
Common stock issued for asset acquisition	-	-	50,000	5	23,995	-	24,000
Common stock issued for cash	-	-	130,000	13	16,487	-	16,500
Net loss, period ended December 31, 2013	-	-	-	-	-	(17,889)	(17,889)
Balance, December 31, 2013	-	-	8,157,000	816	40,482	(17,889)	23,409

Common stock issued for services	-	-	80,000	8	11,992	-	12,000
Common stock issued for cash	-	-	120,000	12	17,988	-	18,000
Net loss, year ended December 31, 2014	-	-	-	-	-	(23,554)	(23,554)
Balance, December 31, 2014	-	$-	8,357,000	$836	$70,462	$(41,443)	$29,855

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Period from September 26, 2013 (Inception) to December 26, 2013
Cash flows from operating activities
Net loss	$(23,554)	$(17,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	12,000	798
Changes in operating assets and liabilities
Prepaid expenses	(2,500)	(455)
Accounts payable	(2,885)	3,000
Net cash used in operating activities	(16,939)	(14,546)

Cash flows from financing activities
Proceeds from related party notes	-	275
Proceeds from sale of common stock	18,000	16,500
Net cash provided by financing activities	18,000	16,775

Cash, beginning of period	2,229	-
Net change in cash	1,061	2,229
Cash, end of period	$3,290	$2,229

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Issuance of common stock for oil and gas lease	$-	$24,000

See accompanying notes to financial statements.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Alpha Energy, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Colorado on September 26, 2013 for the purpose of acquiring and executing on oil and gas leases. The Company has realized limited revenues from its planned business activities.

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company has limited operations outside of those organizational in nature to date. The Company has not yet recognized revenues from its planned business activities

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Oil and natural gas properties

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

Costs associated with unevaluated properties are capitalized as oil and natural gas properties but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization.

We assess all items classified as unevaluated property on at least an annual basis for inclusion in the amortization base. We assess properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate that there would be impairment, or if proved reserves are assigned to a property, the cumulative costs incurred to date for such property are transferred to the amortizable base and are then subject to amortization.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and natural gas properties (continued)

Capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. At December 31, 2014 and 2013, the ceiling exceeded the net book value of the property and it was not necessary to record an impairment charge.

Asset retirement obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred.  The asset retirement obligation was zero at both years ended December 31, 2014 and 2013.

Capital Stock

The Company has authorized sixty five million (65,000,000) shares of common stock with $0.0001 par value and ten million (10,000,000) shares of preferred stock with $0.0001 par value. There were 8,357,000 and 8,157,000 shares of common stock and no shares of preferred stock issued and outstanding at December 31, 2014 and 2013, respectively.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

NOTE 3 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2013 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.   All tax returns for the Company remain open.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 3 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal and state statutory rate	39.63%
Effect on operating losses	(39.63%)
-

Changes in the net deferred tax assets consist of the following:

	2014	2013
Net operating loss carry forward	$11,554	$17,091
Valuation allowance	(11,554)	(17,091)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2014	2013
Tax at statutory rate (39%)	$4,579	$6,773
Increase in valuation allowance	(4,579)	(6,773)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire in 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 – STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001 par value common stock.

During the period ended December 31, 2013, the Company issued a total of 7,977,000 common shares in exchange for services valued at $798; 50,000 common shares for the acquisition of an oil and gas lease valued at $24,000 and a total of 130,000 common shares for net cash proceeds of $16,500.

During the year ended December 31, 2014, the Company issued a total of 80,000 common shares in exchange for services valued at $12,000 and 120,000 common shares for net cash proceeds of $18,000.

There were no shares of preferred stock issued or outstanding at December 31, 2014 or 2013. There were 8,357,000 and 8,157,000 shares of common stock issued and outstanding at December 31, 2014 and 2013, respectively.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2014 and 2013

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

The Company received advances from related parties totaling $275 during the period ended December 31, 2013. The advances from related parties are due on demand with no interest incurred. There was $275 due to related parties as of December 31, 2014 and 2013, respectively.

NOTE 6 – STOCK WARRANTS

During the period ended December 31, 2013 and the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the year ended December 31, 2014:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2013	130,000	$0.250
Granted	120,000	0.250
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, December 31, 2014	250,000	$0.25

The following table discloses information regarding outstanding and exercisable warrants at December 31, 2014:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.250	250,000	$0.250	2.05	250,000	$0.250
	250,000	$0.250	2.05	250,000	$0.250