Form 10-Q
period 2015-03-31
ALPHA ENERGY INC
filed 2015-05-20
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2015

       Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-197642

Alpha Energy, Inc.
(Exact Name of Registrant as Specified in its Charter)

Colorado	90-1020566
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

600 17th Street, 2800 South
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

303-563-5340
Registrant's Phone:

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

As of March 31, 2015, the issuer had 8,357,000 shares of common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Condensed Financial Statements

March 31, 2015

Page(s)
Unaudited Condensed Balance Sheets as of March 31, 2015 and December 31 ,2014	4

Unaudited Condensed Statements of Operations for the three months ended March 31, 2015 and 2014	5

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014	6

Notes to the Unaudited Condensed Financial Statements	7

ALPHA ENERGY, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$1,085	$3,290
Prepaid expenses	2,955	2,955
Total current assets	4,040	6,245

Oil and gas lease, successful efforts method	24,000	24,000

Total assets	$28,040	$30,245

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$5,520	$115
Notes payable, related party	275	275
Total current liabilities	5,795	390

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 8,357,000 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	836	836
Additional paid in capital	70,462	70,462
Accumulated deficit	(49,053)	(41,443)
Total stockholders' equity	22,245	29,855

Total liabilities and stockholders' equity	$28,040	$30,245

See accompanying notes to unaudited condensed financial statements.

ALPHA ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Operating expenses
Professional services	6,585	1,000
General and administrative	1,025	1,046
Total operating expenses	7,610	2,046

Loss from operations	(7,610)	(2,046)

Provision for income taxes	-	-

Net loss applicable to common shareholders	$(7,610)	$(2,046)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	8,357,000	8,191,667

See accompanying notes to unaudited condensed financial statements.

ALPHA ENERGY, INC.
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(7,610)	$(2,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Prepaid expenses	-	(3,500)
Accounts payable	5,405	(3,000)
Deposits	-	5,000
Net cash used in operating activities	(2,205)	(3,546)

Cash flows from financing activities
Proceeds from sale of common stock	-	12,000
Net cash provided by financing activities	-	12,000

Cash, beginning of period	3,290	2,229
Net change in cash	(2,205)	8,454
Cash, end of period	$1,085	$10,683

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Issuance of common stock for receivable	$-	$4,500

See accompanying notes to unaudited condensed financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – COMMON STOCK WARRANTS

Through the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the three months ended March 31, 2015:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2014	250,000	$0.250
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, March 31, 2015	250,000	$0.25

ALPHA ENERGY, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2015

NOTE 3 – COMMON STOCK WARRANTS (CONTINUED)

The following table discloses information regarding outstanding and exercisable warrants at March 31, 2015:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.250	250,000	$0.250	1.80	250,000	$0.250
	250,000	$0.250	1.80	250,000	$0.250

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

Liquidity and Capital Resources

As of March 31, 2015, we had $1,085 in cash, total current assets of $4,040 and total current liabilities of $5,795 creating a working capital deficit of $1,755. Current assets consisted of $1,085 in cash and $2,955 of prepaid expenses. Current liabilities consisted of $5,520 of accounts payable and $275 of current related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three months ended March 31, 2015 or 2014. Total operating expenses were $7,610 during the three months ended March 31, 2015 compared to $2,046 during the same period in 2013. The increase of $5,564 or 272% is the result of fees associated with the audit of our financial statements for the year ended December 31, 2013 incurred during the three months ended March 31, 2015 that did not exist during the three months ended March 31, 2014.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2015.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 5, 2015

Alpha Energy, Inc.
Registrant

By: /s/ Karen Ziegler
Karen Ziegler Chief Executive Officer