Form 10-Q
period 2015-09-30
ALPHA ENERGY INC
filed 2015-11-23
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X .

As of November 23, 2015, the issuer had 16,866,428 shares of common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Condensed Financial Statements

September 30, 2015

ALPHA ENERGY, INC.

Unaudited Condensed Financial Statements

September 30, 2015

Page(s)
Unaudited Condensed Balance Sheets as of September 30, 2015 and December 31 ,2014	5

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014	6

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	7

Notes to the Unaudited Condensed Financial Statements	8

ALPHA ENERGY, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$235	$3,290
Prepaid expenses	2,750	2,955
Total current assets	2,985	6,245

Oil and gas lease, successful efforts method	35,432	24,000

Total assets	$38,417	$30,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$9,130	$115
Notes payable, related party	275	275
Total current liabilities	9,405	390

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 16,866,428 and 16,714,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,687	1,672
Additional paid in capital	81,043	69,626
Accumulated deficit	(53,718)	(41,443)
Total stockholders' equity	29,012	29,855

Total liabilities and stockholders' equity	$38,417	$30,245

See accompanying notes to unaudited condensed financial statements.

ALPHA ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating expenses
Professional services	$1,450	$5,335	$9,895	$23,197
General and administrative	255	1,329	2,124	3,729
Total operating expenses	1,705	6,664	12,019	26,926

Loss from operations	(1,705)	(6,664)	(12,019)	(26,926)

Other income (expense)
Other income	-	5,000	-	7,743
Interest expense	(194)	(9)	(256)	(9)
Total other income (expense)	(194)	4,991	(256)	7,734

Provision for income taxes	-	-	-	-

Net loss applicable to common shareholders	$(1,899)	$(1,673)	$(12,275)	$(19,192)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	16,866,428	16,714,000	16,801,102	16,566,380

See accompanying notes to unaudited condensed financial statements.

ALPHA ENERGY, INC.
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(12,275)	$(19,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	12,000
Changes in operating assets and liabilities
Prepaid expenses	205	(4,020)
Accounts payable	9,015	(2,900)
Net cash used in operating activities	(3,055)	(14,112)

Cash flows from financing activities
Proceeds from sale of common stock	-	18,000
Net cash provided by financing activities	-	18,000

Cash, beginning of period	3,290	2,229
Net change in cash	(3,055)	3,888
Cash, end of period	$235	$6,117

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Issuance of common stock for oil and gas lease	$11,432	$-

See accompanying notes to unaudited condensed financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The Company had an accumulated deficit of $53,718, a working capital deficit of $6,420 and has yet to realize revenues from its planned business activities as of September 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – COMMON STOCK WARRANTS

Through the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the nine months ended September 30, 2015:

ALPHA ENERGY, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2015

NOTE 3 – COMMON STOCK WARRANTS (CONTINUED)

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2014	500,000	$0.125
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, September 30, 2015	500,000	$0.125

The following table discloses information regarding outstanding and exercisable warrants at September 30, 2015:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Warrant Shares	Weighted Average Exercise Price
$0.125	500,000	$0.125	1.30	500,000	$0.125
	500,000	$0.125	1.30	500,000	$0.125

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

Liquidity and Capital Resources

As of September 30, 2015, we had $235 in cash, total current assets of $2,985 and total current liabilities of $9,405 creating a working capital deficit of $6,420. Current assets consisted of $235 in cash and $2,750 of prepaid expenses. Current liabilities consisted of $9,130 of accounts payable and $275 of current related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or nine months ended September 30, 2015 or 2014. Total operating expenses were $1,705 during the three months ended September 30, 2015 compared to $6,664 during the same period in 2014. The decrease of $4,959 is the result of fees associated with the audit of our financial statements for the year ended December 31, 2014 and S-1 filing that incurred during the three months ended September 30, 2014 that did not exist during the three months ended September 30, 2015. Total operating expenses were $12,019 during the nine months ended September 30, 2015 compared to $26,926 for the same period in 2014. The decrease of $14,907 is the result of incurring increased professional fees associated with the preparation and filing of our form S-1 during the nine months ended September 30, 2014 that did not exist during the nine months ended September 30, 2015.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2015.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 23, 2015

Alpha Energy, Inc.
Registrant

By: /s/ Karen Ziegler
Karen Ziegler Chief Executive Officer