Form 10-K
period 2015-12-31
ALPHA ENERGY INC
filed 2016-05-19
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered under Section 12(g) of the Act: Common Stock, $0.0001 par value

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

The number of shares of Common Stock, $0.0001 par value, outstanding on May 1, 2016 was 16,866,428 shares.

ALPHA ENERGY, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•

our ability to diversify our operations;

•

our ability to implement our business plan;

•

our ability to attract key personnel;

•

our ability to operate profitably;

•

our ability to efficiently and effectively finance our operations, and/or purchase orders;

•

inability to achieve future sales levels or other operating results;

•

inability to raise additional financing for working capital;

•

inability to efficiently manage our operations;

•

the inability of management to effectively implement our strategies and business plans;

•

the unavailability of funds for capital expenditures and/or general working capital;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•

deterioration in general or regional economic conditions;

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•

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

Throughout this Annual Report references to "we", "our", "us", "the Company", and similar terms refer to Alpha Energy, Inc.

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

In the first phase we intend on concentrating on prospects in eastern Colorado, western Kansas and southern Wyoming. The depth of the wells in the target areas average from 1500 ft. for the Niobrara formation to a total depth of 5800 ft. for the Topeka, Heebner, Lansing-Kansas City, Marmaton, Cherokee, Atoka, Morrow, Mississippian, Spergen, and Osage formations. By concentrating our initial efforts on shallower prospects we minimize drilling and operating costs. As we grow we plan to expand into the Front Range (Northern Front Range Outcrop) and Denver Basin Province (D-J Basin, Wattenberg) of Colorado and into western Kansas (Hugoton Embayment Anadarko Basin – Central Kansas Uplift). The wells in these areas range from 4,000 ft. to 10,000 ft. Such wells are more expensive to drill and operate, but also offer bigger returns. Some of the formations in these areas are the Sussex, Niobrara, Codell, J Sand and the D Sand formations. The Company intends to develop prospects and intends to obtain partners to participate in the costs of drilling or acquisitions with the Company serving as the designated Operator. The Company intends to also retain a royalty or working interest in the wells drilled or acquired.

The Company has engaged in verbal negotiations for acquisition of oil and gas leases located in Northern and eastern Colorado basin and intends to engage in additional negotiations in the future.

In the second phase of operations, we intend to expand into Oklahoma, Texas, and eastern Kansas. We intend to place a great deal of emphasis on natural gas production and the transportation of natural gas. We believe natural gas will be the fuel of the future for automobiles, trucks and buses because of the clean-air standards that are proposed and will soon be going into effect, and now is an ideal time to acquire natural gas assets due to the current pricing matrix. The Company also plans on acquiring field transportation and short haul lines as part of our future business plan expansion. Acquiring these types of company lines, specifically in the areas where the company will have production located, will be advantageous due to savings in internal transportation costs, and the profitability margins of operating the lines and marketing natural gas. Managing the transportation system, in conjunction with field operations, will enhance cash flow. After obtaining the transportation lines, we hope to then develop our own end-users for natural gas. This will further enhance the profit margin of the company.

Employees

As of December 31, 2015, we have no employees, but have four (4) officers and directors who are non-employee Directors. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

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

We expect to raise additional capital during 2016 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Holders of Common Stock

As of December 31, 2015, we had 20 stockholders of record of the 16,866,428 shares outstanding.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

•

our financial condition;

•

earnings;

•

need for funds;

•

capital requirements;

•

prior claims of preferred stock to the extent issued and outstanding; and

•

other factors, including any applicable laws.

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

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2015 or the period ended December 31, 2014.

Costs and Expenses

Operating expenses during year ended December 31, 2015 were $14,529, consisting of general and administrative and professional fees. In comparison, operating expenses in the period ended December 31, 2014 were $31,297, consisting of general and administrative professional fees.

Liquidity and Capital Resources

As of December 31, 2015, we had $116 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended December 31, 2015 and 2014. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2015	2014
Net cash used in operating activities	$(3,674)	$(16,939)
Net cash used in investing activities	--	--
Net cash provided by financing activities	500	18,000
Net increase (decrease) in Cash	(3,174)	1,069
Cash, beginning of year	3,290	2,229
Cash, end of year	$116	$3,290

GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

Operating activities

Net cash used in operating activities was $3,674 for the year ended December 31, 2015, as compared to $16,939 used in operating activities for the same period in 2014.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2015 was $500, as compared to $18,000 for the same period of 2014. The increase in net cash provided by financing activities was attributable to proceeds from the issuance of shares under the Company’s S-1.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2015 and 2014, the Company determined that none of its long-term assets were impaired.

Full Cost

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

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Karen Ziegler, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

•

Lack of appropriate segregation of duties,

•

Lack of control procedures that include multiple levels of supervision and review, and

•

There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2015 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

Michael D. Davis	55	Director

Karen Ziegler	68	President, CFO, CEO, CAO, Treasurer

Fred L. Croci	68	Vice President, Asset Advisor Manager

Reginald A. Kemp	79	Corporation Secretary and Office Manager

Directors, Executive Officers, Promoters and Control Persons

Michael D. Davis – Director

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

Karen Ziegler – President, CFO, CEO, CAO, Treasurer

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

Limitation of Liability of Directors

Pursuant to the Colorado Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Michael D. Davis,	2014	-	-		-	-	-	-	-
Director	2015	-	-		-	-	-	-	-

Karen Ziegler	2014	-	-		-	-	-	-	-
President, CEO	2015	-	-		-	-	-	-	-

Fred L. Croci	2014	-	-		-	-	-	-	-
Vice President	2015	-	-		-	-	-	-	-

Reginald A. Kemp	2014	-	-		-	-	-	-	-
Secretary	2015	-	-		-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End.

There were no outstanding equity awards as of December 31, 2015.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2015, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)

Arrow Consulting LLP	PO Box 1397
Angela Stevens, Vice President	Wellington, CO 80549	24.4%	4,100,000

Ballycastle Living Trust	1500 Cliff Branch Drive
Kyle Anderson, Trustee	Henderson, NV 89014	35.6%	6,000,000

AG Management Associates	PO Box 1397
Geraldine Weiss, Trustee	Wellington, CO 80549	13.6%	2,300,000

Black Rock Oil and Gas, LLC	PO Box 372041
Michael Davis, Executive Member	Denver, CO 80237	7.7%	1,300,000

Croci Land Holding, LLC	PMB 330 1540 Main Street #218
Fred Croci, Manager	Windsor, CO 80550	6.9%	1,166,666

Reginald A. Sr., Frances H. Kemp	PO Box 205
	Wellington, CO 80549	6.1%	1,033,334

All Directors and Officers as a Group (1 persons)		6.9%	1,166,666

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

(**)

Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2015 (16,866,428).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by MaloneBailey LLP for year ended December 31, 2015 and December 31, 2014 were $5,500 and $3,500, respectively.

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

Date: May 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen Ziegler	President, Principal Executive Officer, Principal Financial Officer and Director	May 18, 2016
Karen Ziegler

ALPHA ENERGY, INC.

FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Alpha Energy, Inc.

Denver, Colorado

We have audited the accompanying balance sheets of Alpha Energy, Inc. (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 18, 2016

ALPHA ENERGY, INC.
BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets
Cash	$116	$3,290
Prepaid expenses	2,750	2,955
Total current assets	2,866	6,245

Oil and gas lease, unproved, full cost method	35,432	24,000

Total assets	$38,298	$30,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$11,336	$115
Notes payable, related party	775	275
Total current liabilities	12,111	390

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 16,866,428 and 16,714,000 issued and outstanding at December 31, 2015 and 2014, respectively	1,687	1,672
Additional paid in capital	81,043	69,626
Accumulated deficit	(56,543)	(41,443)
Total stockholders' equity	26,187	29,855

Total liabilities and stockholders' equity	$38,298	$30,245

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
Revenues	$-	$-

Operating expenses
Professional services	11,665	23,105
General and administrative	2,864	8,192
Total operating expenses	14,529	31,297

Loss from operations	(14,529)	(31,297)

Other income (expense)
Other income	-	7,743
Interest expense	(571)	-
Total other expense	(571)	7,743

Provision for income taxes	-	-

Net loss	$(15,100)	$(23,554)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	16,817,568	16,603,590

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	-	$-	16,314,000	$1,632	$39,666	$(17,889)	$23,409

Common stock issued for services	-	-	160,000	16	11,984	-	12,000
Common stock issued for cash	-	-	240,000	24	17,976	-	18,000
Net loss	-	-	-	-	-	(23,554)	(23,554)
Balance, December 31, 2014	-	-	16,714,000	1,672	69,626	(41,443)	29,855

Common stock issued for oil & gas lease, unproved	-	-	152,428	15	11,417	-	11,432
Net loss	-	-		-	-	(15,100)	(15,100)
Balance, December 31, 2015	-	$-	16,866,428	$1,687	$81,043	$(56,543)	$26,187

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(15,100)	$(23,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	12,000
Changes in operating assets and liabilities
Prepaid expenses	205	(2,500)
Accounts payable	11,221	(2,885)
Net cash used in operating activities	(3,674)	(16,939)

Cash flows from financing activities
Proceeds from related party notes	500	-
Proceeds from sale of common stock	-	18,000
Net cash provided by financing activities	500	18,000

Net change in cash	(3,174)	1,061
Cash, beginning of period	3,290	2,229
Cash, end of period	$116	$3,290

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Issuance of common stock for oil and gas lease- unproved	$11,432	$-

See accompanying notes to financial statements.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2015 and 2014

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Colorado on September 26, 2013 for the purpose of acquiring and executing on oil and gas leases. The Company has not realized revenues from its planned business activities.

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

Revenue and Cost Recognition

The Company has no operations outside of those organizational in nature to date. The Company has not yet recognized revenues from its planned business activities.

Net Income (Loss) Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. There were no potentially dilutive shares as of December 31, 2015 or 2014.

Related Party Transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of December 31, 2015 and 2014.

The Company’s stock based compensation for December 31, 2015 and 2014 was $0 and $12,000, respectively.

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

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. At December 31, 2015 and 2014, it was not necessary to record an impairment charge.

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

Capital Stock

The Company has authorized sixty five million (65,000,000) shares of common stock with $0.0001 par value and ten million (10,000,000) shares of preferred stock with $0.0001 par value. There were 16,866,428 and 16,714,000 shares of common stock and no shares of preferred stock issued and outstanding at December 31, 2015 and 2014, respectively.

Income Taxes

Income taxes are provided in accordance with ASC Topic 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended December 31, 2014.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material impact on their financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3 – INCOME TAXES

The Company has losses carried forward for income tax purposes through December 31, 2015. There are no current or deferred tax expenses for the years ended December 31, 2015 and 2014 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.

Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35.00%
Income tax provision at the state statutory rate	4.63%
Effect on operating loss carry forward	(39.63%)
-

Changes in the net deferred tax assets consist of the following:

	2015	2014
Net operating loss carry forward	$43,745	$28,645
Valuation allowance	(43,745)	(28,645)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2015	2014
Tax at statutory rate (39.63%)	$17,336	$11,352
Increase in valuation allowance	(17,336)	(11,352)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire in 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 – STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001 par value common stock.

During the year ended December 31, 2014, the Company issued a total of 160,000 common shares in exchange for services valued at $12,000 and 240,000 common shares for net cash proceeds of $18,000.

During the year ended December 31, 2015, the Company issued a total of 152,428 common shares in exchange for an oil and gas lease valued at $11,432.

There were no shares of preferred stock issued or outstanding at December 31, 2015 or 2014. There were 16,866,428 and 16,714,000 shares of common stock issued and outstanding at December 31, 2015 and 2014, respectively.

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

On October 1, 2013, the Company entered into an oil and gas lease agreement with a related party whereby it issued 40,000 common shares on a post-split basis (20,000 pre-split) valued at $8,000 for the purchase of the lease. The lease had an original term of three years and was set to expire on October 1, 2016. However, as discussed in Note 7, the lease was extended for an additional three years on April 20, 2016.

The Company received advances from related parties totaling $500 during the year ended December 31, 2015. The advances from related parties are due on demand with no interest incurred. There was $775 and $275 due to related parties as of December 31, 2015 and 2014, respectively.

NOTE 6 – STOCK WARRANTS

During the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the year ended December 31, 2014 and December 31, 2015:

		Weighted-Average
		Exercise Price
	Shares	Per Share
Outstanding, December 31, 2013	260,000	$0.125
Granted	240,000	0.125
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2014	500,000	$0.125
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2015	500,000	$0.125

The weighted average remaining contractual life of options outstanding as of December 31, 2015 and 2014, was approximately 1.05 and 2.05 years, respectively. The exercise price of these options was $0.125 and the intrinsic value of the options as of December 31, 2015 and 2014 is $0.00, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company received total advances from related parties of $6,100 to fund operations. The loans are non-interest bearing but interest will be paid contingent upon successful financing.

On April 20, 2016, the Company entered into a lease extension agreement with a related party to extend the term of the lease for a period of three years for consideration of $10 cash. The original lease was entered into on October 1, 2013 and set to expire on October 1, 2016. The extension is under the same terms as the original lease agreement and will expire on October 1, 2019.

On April 20, 2016, the Company entered into a lease extension agreement with an unrelated party to extend the term of the lease for a period of three years for consideration of $10 cash. The original lease was entered into on October 1, 2013 and was set to expire on October 1, 2016. The extension is under the same terms as the original lease agreement and will expire on October 1, 2019.