Form 10-Q
period 2016-03-31
ALPHA ENERGY INC
filed 2016-05-23
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 20, 2016, the issuer had 16,866,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

March 31, 2016

ALPHA ENERGY, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$1,618	$116
Prepaid expenses	2,750	2,750
Total current assets	4,368	2,866

Oil and gas lease, unproved, full cost	35,432	35,432

Total assets	$39,800	$38,298

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$11,565	$11,336
Notes payable, related party	2,675	775
Total current liabilities	14,240	12,111

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 16,866,428 issued and outstanding	1,687	1,687
Additional paid in capital	81,043	81,043
Accumulated deficit	(57,170)	(56,543)
Total stockholders' equity	25,560	26,187

Total liabilities and stockholders' equity	$39,800	$38,298

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2016	2015
Revenues	$-	$-

Operating expenses
Professional services	200	6,585
General and administrative	115	1,025
Total operating expenses	315	7,610

Loss from operations	(315)	(7,610)

Other expense
Interest expense	(312)	-
Total other expense	(312)	-

Provision for income taxes	-	-

Net loss	$(627)	$(7,610)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	16,866,428	16,714,000

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(627)	$(7,610)
Changes in operating liabilities:
Accounts payable	229	5,405
Net cash used in operating activities	(398)	(2,205)

Cash flows from financing activities
Proceeds from related party loans	1,900	-
Net cash provided by financing activities	1,900	-

Net change in cash	1,502	(2,205)
Cash, beginning of period	116	3,290
Cash, end of period	$1,618	$1,085

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

March 31, 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSATIONS

During the three months ended March 31, 2016, the Company received advances from related parties totaling $1,900 to fund operations. The advances are non-interest bearing and due on demand. There was $2,675 and $775 due to related parties as of March 31, 2016 and December 31, 2015, respectively.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company received total advances from related parties of $4,200 to fund operations. The loans are non-interest bearing but interest will be paid contingent upon successful financing.

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

Liquidity and Capital Resources

As of March 31, 2016, we had $1,618 in cash, total current assets of $39,800 and total current liabilities of $14,240. Current assets consisted of $1,618 in cash and $2,750 of prepaid expenses. Current liabilities consisted of $11,565 of accounts payable and $2,675 of current related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three months ended March 31, 2016 or 2015. Total operating expenses were $627 during the three months ended March 31, 2016 compared to $7,610 during the same period in 2015. The decrease was directly related to decreases in professional service rendered during the three months ended March 31, 2016.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

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

Date: May 23, 2016

Alpha Energy, Inc.
Registrant

By: /s/ Karen Ziegler
Karen Ziegler Chief Executive Officer