Form 10-Q
period 2016-06-30
ALPHA ENERGY INC
filed 2016-08-15
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

 ☐ Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of August 12, 2015, the issuer had 16,866,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

June 30, 2016

ALPHA ENERGY, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$377	$116
Prepaid expenses	2,750	2,750
Total current assets	3,127	2,866

Oil and gas lease, unproved, full cost	35,432	35,432

Total assets	$38,559	$38,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$14,083	$11,336
Notes payable, related party	7,475	775
Total current liabilities	21,558	12,111

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 16,866,428 issued and outstanding	1,687	1,687
Additional paid in capital	81,043	81,043
Accumulated deficit	(65,729)	(56,543)
Total stockholders' equity	17,001	26,187

Total liabilities and stockholders' equity	$38,559	$38,298

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Operating expenses
Professional services	8,250	1,860	8,450	8,445
General and administrative	-	844	115	1,869
Total operating expenses	8,250	2,704	8,565	10,314

Loss from operations	(8,250)	(2,704)	(8,565)	(10,314)

Other expense
Interest expense	(309)	(62)	(621)	(62)
Total other expense	(309)	(62)	(621)	(62)

Provision for income taxes	-	-	-	-

Net loss	$(8,559)	$(2,766)	$(9,186)	$(10,376)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	16,866,428	16,821,202	16,866,428	16,767,897

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(9,186)	$(10,376)
Changes in operating assets and liabilities:
Prepaid expenses	-	205
Accounts payable	2,747	7,491
Net cash used in operating activities	(6,439)	(2,680)

Cash flows from financing activities
Proceeds from related party loans	6,700	-
Net cash provided by financing activities	6,700	-

Net change in cash	261	(2,680)
Cash, beginning of period	116	3,290
Cash, end of period	$377	$610

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing activities
Issuance of common stock for oil and gas lease	$-	$11,432

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

June 30, 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s unaudited interim financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSATIONS

During the six months ended June 30, 2016, the Company received advances from related parties totaling $6,700 to fund operations. The advances are non-interest bearing and due on demand. There was $7,475 and $775 due to related parties as of June 30, 2016 and December 31, 2015, respectively.

On April 20, 2016, the Company entered into a lease extension agreement with a related party to extend the term of the lease for a period of three years for consideration of $10 cash. The original lease was entered into on October 1, 2013 and set to expire on October 1, 2016. The extension is under the same terms as the original lease agreement and will expire on October 1, 2019.

NOTE 4 – SUBSEQUENT EVENTS

We have evaluated all events through the date of this filing and determined there are none to disclose other than the Company received total advances from related parties of $4,500 to fund operations. The advances are non-interest and due on demand.

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

Liquidity and Capital Resources

As of June 30, 2016, we had $377 in cash, total current assets of $3,127 and total current liabilities of $21,558. Current assets consisted of $377 in cash and $2,750 of prepaid expenses. Current liabilities consisted of $14,083 of accounts payable and $7,475 of current related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or six months ended June 30, 2016 or 2015. Total operating expenses were $8,250 during the three months ended June 30, 2016 compared to $2,704 during the same period in 2015. The increase is the result of fees associated with the audit of our financial statements for the year ended December 31, 2015 that did not exist during the three months ended June 30, 2015 and the costs related to the companies exchange listing. Total operating expenses were $8,565 during the six months ended June 30, 2016 compared to $10,314 for the same period in 2015. The decrease is the result of fees associated with the general and administrative expenses for the period June 30, 2016 that did not exist during the three months ended June 30, 2015 and the costs related to the companies exchange listing.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) , our disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 12, 2016

Alpha Energy, Inc.
Registrant

By: /s/ Karen Ziegler
Karen Ziegler Chief Executive Officer