Form 10-K/A
period 2015-12-31
ALPHA ENERGY INC
filed 2016-09-28
CIK 855787

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to Alpha Energy, Inc.’s annual report on Form 10–K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on May 19, 2016 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act		10-K	12/31/15	31.1	05/19/16
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act		10-K	12/31/15	32.1	05/19/16
101	XBRL	X

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