Form 10-Q/A
period 2016-03-31
ALPHA ENERGY INC
filed 2016-09-28
CIK 855787

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Alpha Energy, Inc.’s quarterly report on Form 10–Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 23, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

*

Incorporated by reference to the Form 10-Q for the period ended March 31, 2016 filed with the SEC on May 23, 2016.

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