Form 10-Q
period 2016-09-30
ALPHA ENERGY INC
filed 2016-11-18
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Registrant's Phone: 970-568-6862

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

As of November 18, 2016, the issuer had 16,866,428 shares of common stock issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

September 30, 2016

ALPHA ENERGY, INC.

Unaudited Financial Statements

September 30, 2016

ALPHA ENERGY, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$227	$116
Prepaid expenses	2,750	2,750
Total current assets	2,977	2,866

Oil and gas lease, unproved, full cost	35,432	35,432

Total assets	$38,409	$38,298

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$16,298	$11,336
Notes payable, related party	15,075	775
Total current liabilities	31,373	12,111

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 16,866,428 issued and outstanding	1,687	1,687
Additional paid in capital	81,043	81,043
Accumulated deficit	(75,694)	(56,543)
Total stockholders' equity	7,036	26,187

Total liabilities and stockholders' equity	$38,409	$38,298

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$-

Operating expenses
Professional services	7,465	1,450	15,915	9,895
General and administrative	2,200	255	2,315	2,124
Total operating expenses	9,665	1,705	18,230	12,019

Loss from operations	(9,665)	(1,705)	(18,230)	(12,019)

Other expense
Interest expense	(300)	(194)	(921)	(256)
Total other expense	(300)	(194)	(921)	(256)

Provision for income taxes	-	-	-	-

Net loss	$(9,965)	$(1,899)	$(19,151)	$(12,275)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	16,866,428	16,866,428	16,866,428	16,801,102

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(19,151)	$(12,275)
Changes in operating assets and liabilities:
Prepaid expenses	-	205
Accounts payable	4,962	9,015
Net cash used in operating activities	(14,189)	(3,055)

Cash flows from financing activities
Proceeds from related party loans	14,300	-
Net cash provided by financing activities	14,300	-

Net change in cash	111	(3,055)
Cash, beginning of period	116	3,290
Cash, end of period	$227	$235

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Issuance of common stock for oil and gas lease	$-	$11,432

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

September 30, 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSATIONS

During the nine months ended September 30, 2016, the Company received advances from related parties totaling $14,300 to fund operations. The advances are non-interest bearing and due on demand. There was $15,075 and $775 due to related parties as of September 30, 2016 and December 31, 2015, respectively.

On April 20, 2016, the Company entered into a lease extension agreement with a related party to extend the term of the lease for a period of three years for consideration of $10 cash. The original lease was entered into on October 1, 2013 and set to expire on October 1, 2016. The extension is under the same terms as the original lease agreement and will expire on October 1, 2019.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company received loans from related parties totaling $1,500 to fund operations. The loans are non-interest bearing and due on demand consistent with prior related party loans as discussed in Note 3 – Related Party Transactions.

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

In the first phase intend on concentrating on prospects in eastern Colorado, western Kansas and southern Wyoming. The depth of the wells in the target areas average from 1500 ft. for the Niobrara formation to a total depth of 5800 ft. for the Topeka, Heebner, Lansing-Kansas City, Marmaton, Cherokee, Atoka, Morrow, Mississippian, Spergen, and Osage formations. By concentrating our initial efforts on shallower prospects we minimize drilling and operating costs. As we grow we plan to expand into the Front Range (Northern Front Range Outcrop) and Denver Basin Province (D-J Basin, Wattenberg) of Colorado and into western Kansas (Hugoton Embayment Anadarko Basin – Central Kansas Uplift). The wells in these areas range from 4,000 ft. to 10,000 ft. Such wells are more expensive to drill and operate, but also offer bigger returns. Some of the formations in these areas are the Sussex, Niobrara, Codell, J Sand and the D Sand formations. The Company intends to  develop prospects and intends to obtain partners to participate in the costs of drilling or acquisitions with the Company serving as the designated Operator.  The Company will also retain a royalty or working interest in the wells drilled or acquired.

The Company has engaged in verbal nnegotiations for acquisition of oil and Gas leases located in Northern and eastern Colorado basins.

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

Liquidity and Capital Resources

As of September 30, 2016, we had $227 in cash, total current assets of $38,409 and total current liabilities of $31,373 creating a working capital surplus of $7,036. Current assets consisted of $227 in cash and $2,750 of prepaid expenses. Current liabilities consisted of $16,298 of accounts payable and $15,075 of current related party notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or nine months ended September 30, 2016 or 2015. Total operating expenses were $9,665 during the three months ended September 30, 2016 compared to $1,705 during the same period in 2015. The increase is the result of fees associated with the acquisition and upkeep of our leases. Total operating expenses were $18,230 during the nine months ended September 30, 2016 compared to $12,019 for the same period in 2015. The increase is the result of incurring of fees associated with the acquisition and upkeep of our leases that did not exist during the nine months ended September 30, 2015.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 18,  2016

Alpha Energy, Inc.
Registrant

By: /s/ Karen Ziegler
Karen Ziegler Chief Executive Officer