Form 10-Q/A
period 2016-09-30
ALPHA ENERGY INC
filed 2016-11-23
CIK 855787

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

970-568-6862
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Alpha Energy, Inc.’s quarterly report on Form 10–Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 18, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

*

Incorporated by reference to the Form 10-Q for the period ended September 30, 2016 filed with the SEC on November 18, 2016.

**

Filed herewith.

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 23,  2016

Alpha Energy, Inc.
Registrant

By: /s/ Karen Ziegler
Karen Ziegler Chief Executive Officer