Form 10-K
period 2016-12-31
ALPHA ENERGY INC
filed 2017-04-13
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197642

ALPHA ENERGY, INC.

 (Exact name of registrant as specified in its charter)

Colorado	90-1020566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 17th Street, 2800 South, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 303-563-5340

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      . No  X .

The number of shares of Common Stock, $0.0001 par value, outstanding on April 12, 2017 was 17,016,428 shares.

ALPHA ENERGY, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Alpha Energy, Inc.

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

During the year ended December 31, 2016, the Company issued a total of 150,000 common shares in exchange for an oil and gas lease valued at $11,250.

Employees

As of December 31, 2016, we have no employees, but have four (4) officers and directors who are non-employee Directors. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

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

We expect to raise additional capital during 2017 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of December 31, 2016, we had 20 stockholders of record of the 17,016,428 shares outstanding.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

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

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2015 or the period ended December 31, 2016.

Costs and Expenses

Operating expenses during year ended December 31, 2016 were $60,389, consisting of general and administrative and professional fees and impairment loss. In comparison, operating expenses in the period ended December 31, 2015 were $14,529, consisting of general and administrative professional fees.

Liquidity and Capital Resources

As of December 31, 2016, we had $453 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended December 31, 2015 and 2016. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2015	2016
Net cash used in operating activities	$(3,674)	$(14,543)
Net cash used in investing activities	--	--
Net cash provided by financing activities	500	14,880
Net increase (decrease) in Cash	(3,174)	337
Cash, beginning of year	3,290	116
Cash, end of year	$116	$453

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Operating activities

Net cash used in operating activities was $3,674 for the year ended December 31, 2015, as compared to $14,543 used in operating activities for the same period in 2016 due largely to an increase in professional fees.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2015 was $500, as compared to $14,880 for the same period of 2016. The increase in net cash provided by financing activities was attributable to proceeds from related party loans.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of December 31, 2015 the Company determined that none of its long-term assets were impaired. At December 31, 2016, the Company performed an impairment analysis and determined the present value of future cash flows from certain oil and gas leases was less than the carrying value of the assets. As such, an impairment loss of $35,432 was recorded on unproved leases during the year ended December 31, 2016.

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

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Karen Ziegler, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

Lack of appropriate segregation of duties,

Lack of control procedures that include multiple levels of supervision and review, and

There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2016 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

Karen Ziegler	69	President, CFO, CEO, CAO, Treasurer

Fred L. Croci	69	Vice President, Asset Advisor Manager

Reginald A. Kemp	80	Corporation Secretary and Office Manager

Directors, Executive Officers, Promoters and Control Persons

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

Limitation of Liability of Directors

Pursuant to the Colorado Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Karen Ziegler	2016	-	-		-	-	-	-	-
President, CEO	2015	-	-		-	-	-	-	-

Fred L. Croci	2016	-	-		-	-	-	-	-
Vice President	2015	-	-		-	-	-	-	-

Reginald A. Kemp	2016	-	-		-	-	-	-	-
Secretary	2015	-	-		-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2016.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)

Arrow Consulting LLP	PO Box 1397
Angela Stevens, Vice President	Wellington, CO 80549	24.1%	4,100,000

Ballycastle Living Trust	1500 Cliff Branch Drive
Kyle Anderson, Trustee	Henderson, NV 89014	35.3%	6,000,000

AG Management Associates	PO Box 1397
Geraldine Weiss, Trustee	Wellington, CO 80549	13.5%	2,300,000

Black Rock Oil and Gas, LLC	PO Box 372041
Michael Davis, Executive Member	Denver, CO 80237	7.6%	1,300,000

Croci Land Holding, LLC	PMB 330 1540 Main Street #218
Fred Croci, Manager	Windsor, CO 80550	6.9%	1,166,666

Reginald A. Sr., Frances H. Kemp	PO Box 205
	Wellington, CO 80549	6.1%	1,033,334

All Directors and Officers as a Group (2 persons)		13.0%	2,200,000

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

(**)

Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2016 (17,016,428).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by MaloneBailey LLP for year ended December 31, 2015 and December 31, 2016 were $5,500 and $11,250, respectively.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.

The financial statements listed in the “Index to Financial Statements” at page 30 are filed as part of this report.

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

Date: April 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karen Ziegler	President, Principal Executive Officer, Principal Financial Officer and Director	April 12, 2017
Karen Ziegler

ALPHA ENERGY, INC.

FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alpha Energy, Inc.

Denver Colorado

We have audited the accompanying balance sheets of Alpha Energy, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Energy, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 12, 2017

ALPHA ENERGY, INC.
BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$453	$116
Prepaid expenses	-	2,750
Total current assets	453	2,866

Oil and gas lease, unproved, full cost	2,924	35,432
Oil and gas lease, proved, full cost	8,326	-

Total assets	$11,703	$38,298

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
Accounts payable	$17,571	$11,336
Notes payable, related party	17,855	775
Total current liabilities	35,426	12,111

Asset retirement obligation	567	-
Total liabilities	35,993	12,111

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,016,428 and 16,866,428 issued and outstanding at December 31, 2016 and 2015, respectively	1,702	1,687
Additional paid in capital	92,278	81,043
Accumulated deficit	(118,270)	(56,543)
Total stockholders' equity (deficit)	(24,290)	26,187

Total liabilities and stockholders' equity (deficit)	$11,703	$38,298

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Revenues	$-	$-

Operating expenses
Professional services	22,075	11,665
General and administrative	2,882	2,864
Impairment loss	35,432	-

Loss from operations	(60,389)	(14,529)

Other expense
Interest expense	(1,338)	(571)
Total other expense	(1,338)	(571)

Provision for income taxes	-	-

Net loss	$(61,727)	$(15,100)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	16,870,117	16,817,568

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	-	$-	16,714,000	$1,672	$69,626	$(41,443)	$29,855

Common stock issued for oil & gas lease	-	-	152,428	15	11,417	-	11,432
Net loss	-	-	-	-	-	(15,100)	(15,100)
Balance, December 31, 2015	-	$-	16,866,428	$1,687	$81,043	$(56,543)	$26,187

Common stock issued for oil & gas lease	-	-	150,000	15	11,235	-	11,250
Net loss	-	-	-	-	-	(61,727)	(61,727)
Balance, December 31, 2016	-	$-	17,016,428	$1,702	$92,278	$(118,270)	$(24,290)

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(61,727)	$(15,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	35,432	-
Asset retirement obligation expense	567	-
Changes in operating assets and liabilities:
Prepaid expenses	2,750	205
Accounts payable	8,435	11,221
Net cash used in operating activities	(14,543)	(3,674)

Cash flows from financing activities
Proceeds from related party loans	14,880	500
Net cash provided by financing activities	14,880	500

Net change in cash	337	(3,174)
Cash, beginning of period	116	3,290
Cash, end of period	$453	$116

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Issuance of common stock for oil and gas lease	$11,250	$11,432
Payment of expenses by related party on behalf of the Company	$2,200	$-

See accompanying notes to financial statements.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2016 and 2015

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

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations outside of those organizational in nature to date. The Company has not yet recognized revenues from its planned business activities.

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

During the year ended December 31, 2016, the Company issued 150,000 shares of common stock in exchange for an unproved lease of $2,924 and a proved lease of $8,326.

Concentrations of Risk

The Company has interested in three separate oil and gas leases, all of which are located in the state of Colorado. Environmental and regulatory factors within the state beyond the control of the Company may limit the Company’s future production of all its leases.

The Company has a single buyer for the gas produces from one of its leases. The loss of this buyer would have a material adverse impact on our business.

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the year ended December 31, 2016, the Company evaluated the future production of its leases through the termination of each lease. Through its analysis, the Company determined the present value of future production was less than the carrying value of the leases on the balance sheet. The Company recorded an impairment loss of $35,432 and $0 during the years ended December 31, 2016 and 2015.

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

Capital Stock

The Company has authorized sixty five million (65,000,000) shares of common stock with $0.0001 par value and ten million (10,000,000) shares of preferred stock with $0.0001 par value. There were 17,016,428 and 16,866,428 shares of common stock and no shares of preferred stock issued and outstanding at December 31, 2016 and 2015, respectively.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2016 and 2015

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

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 2016 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open for IRS inspection.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 3 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35.00%
Income tax provision at the state statutory rate	4.63%
Effect on operating losses	(39.63%)
-

Changes in the net deferred tax assets consist of the following:

	2016	2015
Net operating loss carry forward	$70,040	$43,745
Valuation allowance	(70,040)	(43,745)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2016	2015
Tax at statutory rate (39.63%)	$27,757	$17,336
Increase in valuation allowance	(27,757)	(17,336)
Net deferred tax asset	$-	$-

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

During the year ended December 31, 2016, the Company issued a total of 150,000 common shares in exchange for an oil and gas lease valued at $11,250.

There were no shares of preferred stock issued or outstanding at December 31, 2016 or 2015. There were 17,016,428 and 16,866,428 shares of common stock issued and outstanding at December 31, 2016 and 2015, respectively.

On April 10, 2015, the Company effected a 2:1 forward common stock split. There were 8,357,000 common shares issued and outstanding immediately prior to the forward split and 16,714,000 immediately after. These financial statements have been adjusted retroactively to present the effects of the split.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2016 and 2015

NOTE 5 – STOCK WARRANTS

During the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the years ended December 31, 2015 and December 31, 2016:

		Weighted- Average
		Exercise Price
	Shares	Per Share
Outstanding, December 31, 2014	500,000	$0.125
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2015	500,000	$0.125
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(260,000)	0.125
Outstanding, December 31, 2016	240,000	$0.125

The weighted average remaining contractual life of options outstanding as of December 31, 2016 and 2015, was approximately 0.20 and 1.05, respectively. The exercise price of these options was $0.125 and the intrinsic value of the options as of December 31, 2016 and 2015 is $0.00, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Fred Ziegler, who is the spouse of our President, Karen Ziegler, is an unpaid consultant for the Company. Although uncompensated and not having direct ownership of stock, he has the ability to exercise significant influence over the Company given the personal relationship with one of our officers.

On April 20, 2016, the Company entered into an agreement with Arrow Consulting to extend the term of an existing lease that was to originally expire on September 30, 2016 for a period of three years for total consideration of $10. The lease will expire on September 30, 2019 unless otherwise extended.

The Company received advances from related parties totaling $17,080 and $500 during the years ended December 31, 2016 and 2015. The advances from related parties are not convertible, bear no interest and are due on demand. There was $17,855 and $775 due to related parties as of December 31, 2016 and 2015, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On February 1, 2017, the Company executed a promissory note for $56,216. The note bears simple interest at a rate of 3.75%, is not convertible to equity of the Company and is due on February 1, 2018.

During the month of February 2017, the Company made total repayments to Arrow Consulting, a related party, of $13,000 on notes payable related party.