Form 10-Q
period 2017-03-31
ALPHA ENERGY INC
filed 2017-05-15
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

.	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 15, 2017, the issuer had 17,016,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

March 31, 2017

ALPHA ENERGY, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$4,296	$453
Loan to related party	445	-
Prepaid expenses and other current assets	10,247	-
Total current assets	14,988	453

Oil and gas lease, unproved, full cost	2,924	2,924
Oil and gas lease, proved, full cost	8,326	8,326

Total assets	$26,238	$11,703

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable	$3,471	$17,571
Interest payable	283	-
Note payable, current	56,216	-
Notes payable, related party	2,200	17,855
Total current liabilities	62,170	35,426

Asset retirement obligation	583	567
Total liabilities	62,753	35,993

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,016,428 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,702	1,702
Additional paid in capital	92,278	92,278
Accumulated deficit	(130,495)	(118,270)
Total stockholders' deficit	(36,515)	(24,290)

Total liabilities and stockholders' deficit	$26,238	$11,703

See accompanying notes to unaudited interim financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2017	2016

Revenues	$527	$-
Lease operating expenses	316	-
Gross margin	211	-

Operating expenses
Professional services	9,095	200
General and administrative	2,817	115
Total operating expenses	11,912	315

Loss from operations	(11,701)	(315)

Other expense
Interest expense	(524)	(312)
Total other expense	(524)	(312)

Provision for income taxes	-	-

Net loss	$(12,225)	$(627)

Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, Basic and Diluted	17,016,428	16,866,428

See accompanying notes to unaudited interim financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(12,225)	$(627)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion Expense	16	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,247)	-
Accounts payable	(11,470)	229
Interest payable	283	-
Net cash used in operating activities	(33,643)	(398)

Cash flows from investing activities
Loan to related parties	(445)	-
Net cash used in investing activities	(445)	-

Cash flows from financing activities
Proceeds from notes payable	56,216	-
Proceeds from related party loans	-	1,900
Repayments of related parties loans	(18,285)	-
Net cash provided by financing activities	37,931	1,900

Net change in cash	3,843	1,502
Cash, beginning of period	453	116
Cash, end of period	$4,296	$1,618

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Payment of expenses by related party on behalf of the Company	$2,630	$-

See accompanying notes to unaudited interim financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

March 31, 2017

NOTE 1 – BASIS OF PRESENTATION

The Company was incorporated in the State of Colorado on September 26, 2013 for the purpose of acquiring and executing on oil and gas leases. The Company has realized limited revenues from its planned business activities.

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

Related party policy

In accordance with ASC 850, the Company discloses: the nature of the related party relationship(s) involved; a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

March 31, 2017

NOTE 3 – COMMON STOCK WARRANTS

Through the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the three months ended March 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	240,000	$0.125
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(220,000)	$0.125

Outstanding, March 31, 2017	20,000	$0.125

The weighted average remaining contractual life of options outstanding as of March 31, 2017 and December 31, 2016, was approximately 0.15 and 0.20 years, respectively. The exercise price of these options was $0.125 and the intrinsic value of the options as of March 31, 2017 and December 31, 2016 is $0, respectively.

NOTE 4 – RELATED PARTY TRANSATIONS

During the three months ended March 31, 2017, the Company made repayments on related party loans payable of $18,285. During the three months ended March 31, 2017, a significant shareholder made payments of $2,630 for expenses on behalf of the Company. The advances are unsecured, non-interest bearing and due on demand. There was $2,200 and $17,855 due to related parties as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, the Company made advances to related party of $455. The advances are unsecured, non-interest bearing and due on demand. There was $455 and $0 due from related party as of March 31, 2017 and December 31, 2016, respectively.

NOTE 5 – NOTES PAYABLE

On February 1, 2017, the Company executed a promissory note for $56,216. The note bears simple interest at a rate of 3.75%, is not convertible to equity of the Company and is due on February 1, 2018. There was $56,216 of principal and $283 of accrued interest due on the note at March 31, 2017.

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

Liquidity and Capital Resources

As of March 31, 2017, we had $4,296 in cash, total current assets of $14,988 and total current liabilities of $62,170. Current assets consisted of $4,296 in cash, $10,247 of prepaid expenses and $445 in a loan to a related party. Current liabilities consisted mainly of $3,471 of accounts payable and $56,216 of current related party notes payable.

The Company used $33,643 of cash in operating activities during the three months ended March 31, 2017 compared to $398 used in operations during the same period in 2016. Net cash used during the three months ended March 31, 2017 consisted of a net loss of $12,225, non-cash expenses of $16 and net changes in working capital of $21,434.

The Company used $445 of cash in investing activities during the three months ended March 31, 2017 as an advance to a related party. There was no cash used in or provided by investing activities during the three months ended March 31, 2016.

The Company generated cash of $37,931 from financing activities during the three months ended March 31, 2017 which consisted of proceeds from notes payable of $56,216 and repayments of related party loans of $18,285. The Company generated cash of $1,900 during the three months ended March 31, 2016 which consisted of advances from related parties of $1,900.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated revenues of $527 and $0 during the three months ended March 31, 2017 and 2016. Revenues consist of gross proceeds from the sale of oil and gas produced from proved leases. Total operating expenses were $315 during the three months ended March 31, 2016 compared to $11,912 during the same period in 2017. The increase in operating expenses is the result of timing of professional services rendered in conjunction with reporting requirements. These were incurred during the three months ended March 31, 2017 but not during the three months ended March 31, 2016.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2017.

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

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2016.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 2, 2017

Alpha Energy, Inc.
Registrant

Date: May 15, 2017	By:/s/Karen Ziegler
Karen Ziegler Chief Executive Officer