Form 10-Q
period 2017-06-30
ALPHA ENERGY INC
filed 2017-08-14
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act
For the Transition Period from ________to __________

Commission File Number: 333-197642

Alpha Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	90-1020566
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 17th Street, 2800 South
Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s Phone: 970-568-6862\

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of August 11, 2017, the issuer had 17,016,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

June 30, 2017

ALPHA ENERGY, INC.
BALANCE SHEETS
(UNAUDITED)
	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$1,137	$453
Other current asset	735	-
Loan to related party	445	-
Total current assets	2,317	453

Oil and gas lease, unproved, full cost	-	2,924
Oil and gas lease, proved	-	8,326

Total assets	$2,317	$11,703

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable	$7,718	$17,571
Interest payable	865	-
Notes payable, current	63,816	-
Notes payable, related party	2,200	17,855
Total current liabilities	74,599	35,426

Asset retirement obligation	600	567
Total liabilities	75,199	35,993

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,016,428 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,702	1,702
Additional paid in capital	92,278	92,278
Accumulated deficit	(166,862)	(118,270)
Total stockholders’ deficit	(72,882)	(24,290)

Total liabilities and stockholders’ deficit	$2,317	$11,703

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$901	$-	$1,428	$-
Lease operating expenses	1,130	-	1,446	-
Gross margin	(229)	-	(18)	-

Operating expenses
Professional services	23,315	8,250	32,410	8,450
General and administrative	858	-	3,675	115
Impairment loss	11,250	-	11,250	-
Total operating expenses	35,423	8,250	47,335	8,565

Loss from operations	(35,243)	(8,250)	(47,353)	(8,565)

Other expense
Interest expense	(715)	(309)	(1,239)	(621)
Total other expense	(715)	(309)	(1,239)	(621)

Provision for income taxes	-	-	-	-

Net loss	$(36,367)	$(8,559)	$(48,592)	$(9,186)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	17,016,428	16,866,428	17,016,428	16,866,428

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(48,592)	$(9,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset retirement obligation expense	33	-
Impairment loss	11,250	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(735)	-
Accounts payable	(7,223)	2,747
Interest payable	865	-
Net cash used in operating activities	(44,402)	(6,439)

Cash flows from investing activities
Advances to related parties	(445)	-
Net cash used in investing activities	(445)	-

Cash flows from financing activities
Proceeds from notes payable	63,816	-
Proceeds from (repayments of) related party loans	(18,285)	6,700
Net cash provided by financing activities	45,531	6,700

Net change in cash	684	261
Cash, beginning of period	453	116
Cash, end of period	$1,137	$377

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing
Payment of expenses by related party on behalf of the Company	$2,630	$-

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

June 30, 2017

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Revenue recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at June 30, 2017 or December 31, 2016.

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the year ended December 31, 2016, the Company evaluated the future production of its leases through the termination of each lease. Through its analysis, the Company determined the present value of future production was less than the carrying value of the leases on the balance sheet. The Company recorded an impairment loss of $35,432 during the years ended December 31, 2016. The Company performed an additional analysis during the six months ended June 30, 2017 and determined its proved and unproved properties were fully impaired and recorded an impairment loss of $11,250 during the six months ended June 30, 2017.

NOTE 2 – GOING CONCERN

The Company’s interim unaudited financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of this report. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – COMMON STOCK WARRANTS

Through the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the six months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	240,000	$0.125
Granted	-	-
Exercised	-	-
Forfeited	(240,000)	0.125
Expired	-	-

Outstanding, June 30, 2017	-	$-

The weighted average remaining contractual life of options outstanding as of June 30, 2017 and December 31, 2016, was approximately 0.00 and 0.20 years, respectively. The exercise price of these options was $0.125 and the intrinsic value of the options as of June 30, 2017 and December 31, 2016 is $0.00, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, the Company made repayments on related party loans payable of $18,285. During the six months ended June 30, 2017, a significant shareholder made payment of $2,630 for expenses on behalf of the Company. The advances are non-interest bearing and due on demand. There was $2,200 and $17,855 due to related parties as of June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017, the Company made advances to related parties of $455 which was the result of overpayments made on a prior loan to the Company from the related party. The advances are non-interest bearing and due on demand. There was $455 and $0 due from related parties as of June 30, 2017 and December 31, 2016, respectively.

Fred Ziegler, who is the spouse of our President, Karen Ziegler, is an unpaid consultant for the Company. Although uncompensated and not having direct ownership of stock, he has the ability to exercise significant influence over the Company given the personal relationship with one of our officers.

NOTE 5 – NOTES PAYABLE

On February 1, 2017, the Company executed a promissory note for $56,216. The note bears simple interest at a rate of 3.75%, is not convertible to equity of the Company and is due on February 1, 2018. During the three months ended June 30, 2017, the Company received additional advances of $7,600. There was $63,816 of principal and $865 of accrued interest due at June 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

In December of 2016 alpha energy purchased the following lease from McCartney engineering:

The lease is located in Yuma county Colorado and consists of 480 acres, we have a 100% WI and 80% NRI the formation which the wells are in is the Niabrara formation at a depth of 2800 ft. There is one producing well and one cased well. The producing well will need to have some smaller tubing ran in and possibly a small pump to increase the gas production. This well has produced for over 15 years. The cased well will need to be fracked and tubing run in it and put on line.

With the lease we also obtained the seismic work that has been done which indicates that there should be 3 possibly four new sites that we intend to produce at about the rate between 40 and 50 mcfpd. These wells have a life expectancycy of over 30 years. All these wells would be at about the 2800 ft in depth range and all will have to be fracked.

The cost of the wells should be less than $90,000 per well.

On April 20, 2016, the Company entered into a lease extension agreement with a related party to extend the term of the lease for a period of three years for consideration of $10 cash. The original lease was entered into on October 1, 2013 and set to expire on October 1, 2016. The extension is under the same terms as the original lease agreement and will expire on October 1, 2019.

Liquidity and Capital Resources

As of June 30, 2017, we had $1,137 in cash, total current assets of $2,317 and total current liabilities of $74,599. Current assets consisted of $1,137 in cash, $445 in a loan to a related third party and $735 in other current assets. Current liabilities consisted primarily of $7,718 of accounts payable and $63,816 of current notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated revenues during the three or six months ended June 30, 2017 of $901 and $1,428 respectively. We generated no revenue from either period in 2016. Total operating expenses were $35,423 during the three months ended June 30, 2017 compared to $8,250 during the same period in 2016. Total operating expenses were $47,335 during the six months ended June 30, 2017 compared to $8,565 for the same period in 2016. The increase is the result of fees associated with the audit of our financial statements for the year ended December 31, 2016 that did not exist during the three months ended June 30, 2016.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) , our disclosure controls and procedures were not effective as of June 30, 2017.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 11, 2017.

Alpha Energy, Inc.
Registrant

By:/s/ Karen Ziegler
Karen Ziegler Chief Executive Officer