Form 10-Q
period 2017-09-30
ALPHA ENERGY INC
filed 2017-11-13
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of November 10, 2017, the issuer had 17,016,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

September 30, 2017

ALPHA ENERGY, INC.

Unaudited Financial Statements

September 30, 2017

ALPHA ENERGY, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$17,117	$453
Other current asset	943	-
Total current assets	18,060	453

Oil and gas lease, unproved, full cost	-	2,924
Oil and gas lease, proved	-	8,326

Total assets	$18,060	$11,703

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable	$16,119	$17,571
Interest payable	1,686	-
Derivative liability	156,504	-
Notes payable, related party	9,780	17,855
Total current liabilities	184,089	35,426

Convertible credit line payable – related party, net of discount of $82,726 and $0, respectively	2,640	-
Asset retirement obligation	617	567
Total liabilities	187,346	35,993

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,016,428 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,702	1,702
Additional paid in capital	92,278	92,278
Accumulated deficit	(263,266)	(118,270)
Total stockholders' deficit	(169,286)	(24,290)

Total liabilities and stockholders' deficit	$18,060	$11,703

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$955	$-	$2,383	$-
Lease operating expenses	1,034	-	2,480	-
Gross margin	(79)	-	(97)	-

Operating expenses
Professional services	20,910	7,465	53,320	15,915
General and administrative	550	2,200	4,225	2,315
Impairment loss	-	-	11,250	-
Total operating expenses	21,460	9,665	68,795	18,230

Loss from operations	(21,539)	(9,665)	(68,892)	(18,230)

Other expense
Interest expense	(5,727)	(300)	(6,966)	(921)
Loss on initial measurement of derivative liability	(2,912)	-	(2,912)	-
Loss on fair market value of derivative liability	(66,226)	-	(66,226)	-
Total other expense	(74,865)	(300)	(76,104)	(921)

Provision for income taxes	-	-	-	-

Net loss	$(96,404)	$(9,965)	$(144,996)	$(19,151)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	17,016,428	16,866,428	17,016,428	16,866,428

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(144,996)	$(19,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	4,640	-
Excess fair market value of initial measurement of derivative liability	2,912	-
Loss on fair market value of derivative liability	66,226	-
Impairment loss	11,250	-
Asset retirement obligation expense	50	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(943)	-
Accounts payable	1,178	4,962
Interest payable	1,686	-
Net cash used in operating activities	(57,997)	(14,189)
Cash flows from investing activities
Advance to related party	(445)	-
Repayment from related party	445	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable	87,366	-
Payments on convertible credit line payable – related party	(2,000)	-
Proceeds from related party loans	8,031	14,300
Repayments of related party loans	(18,736)	-
Net cash provided by financing activities	74,661	14,300

Net change in cash	16,664	111
Cash, beginning of period	453	116
Cash, end of period	$17,117	$227

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Payment of expenses by related party on behalf of the Company	$2,630	$-
Debt discount on convertible credit line payable – related party	$87,366	$-

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

September 30, 2017

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Revenue recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at September 30, 2017 or December 31, 2016.

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the year ended December 31, 2016, the Company evaluated the future production of its leases through the termination of each lease. Through its analysis, the Company determined the present value of future production was less than the carrying value of the leases on the balance sheet. The Company recorded an impairment loss of $35,432 during the years ended December 31, 2016. The Company performed an additional analysis during the nine months ended September 30, 2017 and determined its proved and unproved properties were fully impaired and recorded an impairment loss of $11,250 during the nine months ended September 30, 2017.

Derivative Liabilities

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. The debt discount for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The debt discount will be accreted by recording additional non-cash gains and losses related to the change in fair market values of derivative liabilities over the life of the convertible notes.

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

NOTE 3 – COMMON STOCK WARRANTS

Through the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the nine months ended September 30, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	240,000	$0.125
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(240,000)	0.125

Outstanding, September 30, 2017	-	$-

The weighted average remaining contractual life of options outstanding as of September 30, 2017 and December 31, 2016, was approximately 0.00 and 0.20 years, respectively. The exercise price of these options was $0.125 and the intrinsic value of the options as of September 30, 2017 and December 31, 2016 is $0.00, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, the Company borrowed $8,031 and made repayments on short term related party loans payable of $18,736. During the nine months ended September 30, 2017, a significant shareholder made payment of $2,630 for expenses on behalf of the Company. The advances are non-interest bearing and due on demand. There was $9,780 and $17,855 due to related parties as of September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017, the Company made advances to related parties of $445 which were repaid during the same period. The advances are non-interest bearing and due on demand. There was $0 due from related parties as of September 30, 2017 and December 31, 2016, respectively.

Fred Ziegler, who is the spouse of our President, Karen Ziegler, is an unpaid consultant for the Company. Although uncompensated and not having direct ownership of stock, he has the ability to exercise significant influence over the Company given the personal relationship with one of our officers.

During the nine months ended September 30, 2017, the majority owners of the Company sold their stock in a private transaction to AEI Acquisition Company, LLC. Immediately after the close of the transaction, AEI Acquisition Company owned 85% of the issued and outstanding shares of the Company.

During the nine months ended September 30, 2017, the Company converted existing notes payable due to AEI Acquisition Company of $87,366 to a convertible credit line. See Note 6 – Convertible Credit Line Payable – Related Party.

NOTE 5 – NOTES PAYABLE

On February 1, 2017, the Company executed a promissory note for $56,216. The note bears simple interest at a rate of 3.75%, is not convertible to equity of the Company and is due on February 1, 2018. During the three months ended June 30, 2017, the Company received additional advances of $7,600. During the three months ended September 30, 2017, the Company made repayments of $2,000 and received additional advances of $23,550. On September 1, 2017, the outstanding balance of $87,366 on the note payable was converted to a convertible credit line payable as discussed in Note 6 – Convertible Credit Line Payable – Related Party.

NOTE 6 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the nine months ended September 30, 2017, the Company amortized $4,640 of the discount as interest expense leaving an unamortized discount of $82,726 as of September 30, 2017. See discussion of derivative liability in Note 7 – Derivative Liability

The Company made payments of $2,000 on the credit line at September 30, 2017. There was $85,366 of principal and $1,686 of accrued interest outstanding as of September 30, 2017. As of September 30, 2017 there was an unamortized debt discount of $82,726 resulting in a net balance represented on the balance sheet of $2,640.

NOTE 7 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2017
Liabilities
Derivative Liability	$-	$-	$156,504	$156,504

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	$-	$-	$-	$-

As of September 30, 2017, the Company had a $156,504 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $66,226 during the three and nine months, respectively ended September 30, 2017. The Company assessed its outstanding convertible credit line payable as summarized in Note 6 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the three months ended September 30, 2017 of $66,226 and fair value adjustments related to the convertible notes payable for the nine months ended September 30, 2017 of $66,226, respectively. The derivative liability was initially measured at $90,278, resulting in a loss on initial measurement of $2,912, on September 1, 2017 using the following assumptions: exercise price of $1.50, 58,244 common shares the balance can be converted into shares and a stock price at measurement date of $1.55. The fair market value adjustments as of September 30, 2017 were calculated utilizing a max valuation method using the following assumptions: exercise price of $1.50, 56,911 common shares the balance can be converted into and a stock price at measurement date of $2.75.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2016	$-
Derivative liabilities recorded	87,366
Day one loss	2,912
Change due to note conversion	-
Loss on change in derivative fair value adjustment	66,226
Balance at September 30, 2017	$156,504

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

Liquidity and Capital Resources

As of September 30, 2017, we had $17,117 in cash, total current assets of $18,060 and total current liabilities of $184,089 creating a working capital deficit of $166,029. Current liabilities consisted primarily of $16,119 of accounts payable and $156,504 of current derivative liability.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or nine months ended September 30, 2016. Revenue for the three and nine months ended September 30, 2017 were $955 and $2,383. Total operating expenses were $9,665 during the three months ended September 30, 2016 compared to $21,460 during the same period in 2017. The increase is the result of fees associated with the acquisition and upkeep of our leases. Total operating expenses were $18,230 during the nine months ended September 30, 2016 compared to $68,795 for the same period in 2017. The increase is the result of incurring of fees associated with the acquisition and upkeep of our leases that did not exist during the nine months ended September 30, 2016 and due to impairment of our oil and gas properties.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 13, 2017.

Alpha Energy, Inc.
Registrant

By: Karen Zeigler
Karen Ziegler Chief Executive Officer