Form 10-K
period 2017-12-31
ALPHA ENERGY INC
filed 2018-04-02
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197642

ALPHA ENERGY, INC.

(Exact name of registrant as specified in its charter)

Colorado	90-1020566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4162 Meyerwood Drive, Houston TX	77025
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: 713-231-4235

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The public float as of March 22, 2018 was 1,136,227 with an approximate market value of $4,828,965.

The number of shares of Common Stock, $0.0001 par value, outstanding on April 2, 2018 was 17,016,428 shares.

ALPHA ENERGY, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•our ability to diversify our operations;

•our ability to implement our business plan;

•our ability to attract key personnel;

•our ability to operate profitably;

•our ability to efficiently and effectively finance our operations, and/or purchase orders;

•inability to achieve future sales levels or other operating results;

•inability to raise additional financing for working capital;

•inability to efficiently manage our operations;

•the inability of management to effectively implement our strategies and business plans;

•the unavailability of funds for capital expenditures and/or general working capital;

•the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•deterioration in general or regional economic conditions;

•changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

PART I

ITEM 1. BUSINESS

General Business Development

The Company was formed on September 26, 2013 in the State of Colorado.

Business Strategy

The Company was incorporated in September 2013. Our business model is to purchase or trade stock for oil and gas properties to be held as long term assets. Oil and gas commodity pricing has stabilized under the current economic market conditions bringing the U.S. to become one of the top producers in the world. The momentum to drill using enhanced drilling technology in previously undeveloped areas assures the continued value of these properties. Our lean operating structure positions us well to compete in this very competitive market. Our strategy is to acquire producing properties that the Company can operate which have proven un-drilled locations available for further development. At this time the Company is reviewing several properties but have no contractual commitments to date. Our management’s years of experience and knowledge of the oil and gas industry leads us to believe that there are an abundance of good drilling prospects available that have either been overlooked or are not big enough for the larger companies. In the process of identifying these drilling prospects, the Company will utilize the expertise of existing management and employ the highest caliber contract engineering firms available to further evaluate the properties. To qualify for acquisition, the calculated cash flow after taxes and operating expenses, including ten percent (10%) interest per year, will recover the acquisition cost in 22 to 30 months. The cash flow calculation will be based conservatively on $51 per barrel of oil and $2.89 per MCF of gas. In addition, the selection criteria will require the life of current producing wells to be 7 years or longer and the field must have a minimum total life of 15 years.

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

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. At December 31, 2017 and 2016, the Company performed an impairment analysis and determined the present value of future cash flows from certain oil and gas leases was less than the carrying value of the assets. As such, an impairment loss of $11,250 and $35,432 was recorded on unproved leases during the year ended December 31, 2017 and 2016.

The company is actively pursuing acquisition of additional properties.

Employees

As of December 31, 2017, we have no employees, but have three (3) officers and directors who are non-employee Directors. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

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

Our company was formed in September 2013 but we have not yet begun full scale operations. We have only acquired small oil and gas assets and have initiated oil and gas drilling operations. We have not proven that our business model will allow us to generate a profit.

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

We expect to raise additional capital during 2018 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil reservoirs. The wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude is present or may be produced economically. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

•unexpected drilling conditions;

•pressure or irregularities in formations;

•equipment failures or accidents;

•mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•fires, explosions, blowouts and surface cratering;

•uncontrollable flows of oil and formation water;

•environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;

•other adverse weather conditions; and

•increase in the cost of, or shortages or delays in the availability of drilling rigs and equipment.

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

Any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices. Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to potentially wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. Those factors include:

•the domestic and foreign supply of oil and natural gas;

•the ability of members of the Organization of Petroleum Exporting Countries and other producing countries to agree upon and maintain oil prices and production levels;

•political instability, armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;

•the level of consumer product demand;

•the growth of consumer product demand in emerging markets, such as China and India;

•weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand of oil and natural gas;

•domestic and foreign governmental regulations and other actions;

•the price and availability of alternative fuels;

•the price of foreign imports;

•the availability of liquid natural gas imports; and

•worldwide economic conditions.

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

Our operations are also subject to complex environmental laws and regulations adopted by the various jurisdictions in which we have or expect to have operations. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs. We could potentially discharge these materials into the environment in any of the following ways:

•from a well or drilling equipment at a drill site;

•from gathering systems, pipelines, transportation facilities and storage tanks;

•damage to oil wells resulting from accidents during normal operations; and

•blowouts, cratering and explosions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space from the CFO at no cost at 4162 Meyerwood Drive, Houston TX 77025 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

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

Holders of Common Stock

As of December 31, 2017, we had 41 stockholders of record of the 17,016,428 shares outstanding.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

•our financial condition;

•earnings;

•need for funds;

•capital requirements;

•prior claims of preferred stock to the extent issued and outstanding; and

•other factors, including any applicable laws.

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

RESULTS OF OPERATIONS

Revenue

We generated revenue of $4,472 and $0 during the year ended December 31, 2017 and 2016.

Costs and Expenses

Operating expenses during year ended December 31, 2017 were $86,746, consisting of general and administrative and professional fees and impairment loss. In comparison, operating expenses in the period ended December 31, 2016 were $60,389 consisting of general and administrative professional fees and impairment loss.

Liquidity and Capital Resources

As of December 31, 2017, we had $1,061 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended December 31, 2017 and 2016. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(78,873)	$(14,543)
Net cash used in investing activities	-	-
Net cash provided by financing activities	79481	14,880
Net increase in Cash	608	337
Cash, beginning of year	453	116
Cash, end of year	$1,061	$453

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

Operating activities

Net cash used in operating activities was $78,873 for the year ended December 31, 2017, as compared to $14,543 used in operating activities for the same period in 2016 primarily due to loss on fair market value of derivatives.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $79,481, as compared to $14,880 for the same period of 2016. The increase in net cash provided by financing activities was attributable to proceeds from related party loans.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances and loans. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Liabilities
Derivative Liability	$-	$-	$238,674	$238,674

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	$-	$-	$-	$-

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. At December 31, 2017 and 2016, the Company performed an impairment analysis and determined the present value of future cash flows from certain oil and gas leases was less than the carrying value of the assets. As such, an impairment loss of $11,250 and $35,432 was recorded on unproved leases during the year ended December 31, 2017 and 2016

Full Cost

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALPHA ENERGY, INC.

FINANCIAL STATEMENTS

December 31, 2017 and 2016

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alpha Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Energy, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

April 2, 2018

ALPHA ENERGY, INC.
BALANCE SHEETS

	December 31,
ASSETS	2017	2016
Current assets
Cash	$1,061	$453
Account receivable	1,285	-
Total current assets	2,346	453

Oil and gas lease, unproved, full cost	-	2,924
Oil and gas lease, proved	-	8,326

Total assets	$2,346	$11,703

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Accounts payable	$14,759	$17,571
Interest payable	3,192	-
Notes payable, related party	-	17,855
Derivative liability	238,674	-
Total current liabilities	256,625	35,426

Convertible Credit line payable – related party, net of discount of $68,005 and $0, respectively	22,861	-
Asset retirement obligation	635	567
Total liabilities	280,121	35,993

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,016,428 issued and outstanding at December 31, 2017 and 2016, respectively	1,702	1,702
Additional paid in capital	101,378	92,278
Accumulated deficit	(380,855)	(118,270)
Total stockholders' deficit	(277,775)	(24,290)

Total liabilities and stockholders' deficit	$2,346	$11,703

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2017	2016
Revenues	$4,472	$-
Lease operating expenses	5,735	-
Gross margin	(1,263)	-

Operating expenses
Professional services	64,741	22,075
General and administrative	10,755	2,882
Impairment loss	11,250	35,432
Total operating expenses	86,746	60,389

Loss from operations	(88,009)	(60,389)

Other expense
Interest expense	(23,268)	(1,338)
Loss on initial measurement of derivative liability	(2,912)	-
Loss on fair market value of derivative liability	(148,396)	-
Total other expense	(174,576)	(1,338)

Provision for income taxes	-	-

Net loss	$(262,585)	$(61,727)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding, basic and diluted	17,016,428	16,870,117

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	-	$-	16,866,428	$1,687	$81,043	$(56,543)	$26,187

Common stock issued for oil & gas lease	-	-	150,000	15	11,235	-	11,250
Net loss, year ended December 31, 2016	-	-	-	-	-	(61,727)	(61,727)
Balance, December 31, 2016	-	$-	17,016,428	$1,702	$92,278	$(118,270)	$(24,290)

Forgiveness of related parties loans	-	-	-	-	9,100	-	9,100
Net loss, year ended December 31, 2017	-	-	-	-	-	(262,585)	(262,585)
Balance, December 31, 2017	-	$-	17,016,428	$1,702	$101,378	$(380,855)	$(277,775)

See accompanying notes to financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(262,585)	$(61,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	19,361	-
Excess fair market value of initial measurement of derivative liability	2,912	-
Loss on fair market value of derivative liability	148,396	-
Impairment loss	11,250	35,432
Asset retirement obligation expense	68	567
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,285)	2,750
Accounts payable	(182)	8,435
Interest payable	3,192	-
Net cash used in operating activities	(78,873)	(14,543)

Cash flows from investing activities
Advance to related party	(445)	-
Repayment from related party	445	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from convertible credit line payable – related party	92,866	-
Proceeds from related party loans	8,030	14,880
Payments on convertible credit line payable – related party	(2,000)	-
Repayments of related party loans	(19,415)	-
Net cash provided by financing activities	79,481	14,880

Net change in cash	608	337
Cash, beginning of period	453	116
Cash, end of period	$1,061	$453

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Debt discount on convertible credit line payable – related party	$87,366	$-
Forgiveness of related parties loans	$9,100	$-
Issuance of common stock for oil and gas lease	$-	$11,250
Payment of expenses by related party on behalf of the Company	$2,630	$2,200

See accompanying notes to financial statements.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2017 and 2016

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

Revenue and Cost Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at December 31, 2017 or 2016. The Company recorded revenues of $4,472 and $0 and costs of revenues totaling $5,735 and $0 during the years ended December 31, 2017 and 2016. There was $1,285 and $0 of accounts receivable at December 31, 2017 and 2016.

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

December 31, 2017 and 2016

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company measured derivative liabilities at fair value as of December 31, 2017 and 2016 which totaled:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Liabilities
Derivative Liability	$-	$-	$238,674	$238,674

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	$-	$-	$-	$-

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

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the year ended December 31, 2016, the Company issued 150,000 shares of common stock in exchange for an unproved lease of $2,924 and a proved lease of $8,326 and none issued during 2017.

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

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the years ended December 31, 2017 and 2016, the Company evaluated the future production of its leases through the termination of each lease. Through its analysis, the Company determined the present value of future production was less than the carrying value of the leases on the balance sheet. The Company recorded an impairment loss of $11,250 and $35,432 during the years ended December 31, 2017 and 2016.

Asset retirement obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred. The Company had accrued an asset retirement obligation liability totaling $635 and $567 as of December 31, 2017 and 2016.

Capital Stock

The Company has authorized sixty five million (65,000,000) shares of common stock with $0.0001 par value and ten million (10,000,000) shares of preferred stock with $0.0001 par value. There were 17,016,428 shares of common stock and no shares of preferred stock issued and outstanding at December 31, 2017 and 2016, respectively.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASC 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company adopted has this standard and determined it does not have a significant impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company has adopted this guidance and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows for the years ended September 30, 2017 or 2016.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. However, as the Company has a full valuation allowance against its deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which revises the definition of a business. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company notes that this guidance will impact its acquisitions beginning January 1, 2018.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-1O"). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduces the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The Company evaluated the impacts of ASU 2016-10 and determined it did not have an impact on the Company’s revenue recognition practices.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liabilities

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 2017 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open for IRS inspection.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 3 – INCOME TAXES (CONTINUED)

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35.00%
Income tax provision at the state statutory rate	4.63%
Effect on operating losses	(39.63%)
Change in federal statutory tax rate	21.00%
Net effect	(14%)
-

Changes in the net deferred tax assets consist of the following:

	2017	2016
Net operating loss carry forward	$170,067	$70,040
Change in statutory tax rate	(23,809)	-
Valuation allowance	(146,258)	(70,040)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2017	2016
Tax at effective rate (25.63%)	$43,588	$27,757
Increase in valuation allowance	(43,588)	(27,757)
Net deferred tax asset	$-	$-

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

There were no shares of preferred stock issued or outstanding at December 31, 2017 or 2016. There were 17,016,428 shares of common stock issued and outstanding at December 31, 2017 and 2016, respectively.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 5 – STOCK WARRANTS

Through the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the year ended December 31, 2017 and 2016:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	500,000	$0.125
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(260,000)	0.125
Outstanding, December 31, 2016	240,000	0.125
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(240,000)	0.125
Outstanding, December 31, 2017	-	$-

The weighted average remaining contractual life of options outstanding as of December 31, 2017 and December 31, 2016, was approximately 0.00 and 0.20 years, respectively. The exercise price of these options was $0.125 and the intrinsic value of the options as of December 31, 2017 and December 31, 2016 is $0.00, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

The Company received advances from related parties totaling $8,030 and $14,880 and were repaid $19,415 and $0 during the years ended December 31, 2017 and 2016, respectively. Additionally, the Company recorded forgiveness of related party loans to additional paid in capital totaling $9,100 during the year ended December 31, 2017. The advances from related parties are not convertible, bear no interest and are due on demand. There was $0 and $17,855 due to related parties as of December 31, 20167 and 2016, respectively.

During the year ended December 31, 2017, the Company made advances to related parties of $445 which were repaid during the same year. The advances are non-interest bearing and due on demand. There was $0 due from related parties as of December 31, 2017and 2016, respectively

During the year ended December 31, 2017, the majority owners of the Company sold their stock in a private transaction to AEI Acquisition Company, LLC. Immediately after the close of the transaction, AEI Acquisition Company owned 93% of the issued and outstanding shares of the Company.

During the year ended December 31, 2017, the Company converted existing notes payable due to AEI Acquisition Company of $87,366 to a convertible credit line. See Note 8 – Convertible Credit Line Payable – Related Party

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 7 – NOTES PAYABLE

On February 1, 2017, the Company executed a promissory note for $56,216. The note bears simple interest at a rate of 3.75%, is not convertible to equity of the Company and is due on February 1, 2018. During the three months ended June 30, 2017, the Company received additional advances of $7,600. During the three months ended September 30, 2017, the Company made repayments of $2,000 and received additional advances of $23,550. On September 1, 2017, the outstanding balance of $87,366 on the note payable was converted to a convertible credit line payable as discussed in Note 8 – Convertible Credit Line Payable – Related Party.

NOTE 8 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of  the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended December 31, 2017, the Company amortized $19,361 of the discount as interest expense leaving an unamortized discount of $68,005 as of December 31, 2017. See discussion of derivative liability in Note 9 – Derivative Liability.

The Company made payments of $2,000 on the credit line during the year ended December 31, 2017 and received additional advances of $5,500. There was $90,866 of principal and $3,192 of accrued interest outstanding as of December 31, 2017. As of December 31, 2017 there was an unamortized debt discount of $68,005 resulting in a net balance represented on the balance sheet of $22,861.

NOTE 9 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Liabilities
Derivative Liability	$-	$-	$238,674	$238,674

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	$-	$-	$-	$-

As of December 31, 2017, the Company had a $238,674 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $148,396 during the year ended December 31, 2017. The Company assessed its outstanding convertible credit line payable as summarized in Note 8 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the year ended December 31, 2017 of $148,396. The derivative liability was initially measured at $90,278, resulting in a loss on initial measurement of $2,912, on September 1, 2017 using the following assumptions: exercise price of $1.50, 58,244 common share equivalents, and a fair value of the common stock of $1.55 per share. The fair market value adjustments as of December 31, 2017 were calculated utilizing a max valuation method using the following assumptions: exercise price of $1.50, 60,577 common share equivalents, and a fair value of the common stock of $3.94 per share.

ALPHA ENERGY, INC.

Notes to Financial Statements

December 31, 2017 and 2016

NOTE 9 – DERIVATIVE LIABILITY (CONTINUED)

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2016	$-
Derivative liabilities recorded	87,366
Day one loss	2,912
Change due to note conversion	-
Loss on change in derivative fair value adjustment	148,396
Balance at December 31, 2017	$238,674

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company drew an additional $19,930 from convertible credit line payable - related party disclosed in Note 8.

On March 28, 2018, the Company granted 48,000 common shares for services to the board of directors. These shares have not been issued as of the filing date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, John Lepin, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

•Lack of appropriate segregation of duties,

•Lack of control procedures that include multiple levels of supervision and review, and

•There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the principal executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2017 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

John M. Devlin Jr.*	72	Director

David E. Anderson, P.E	54	Director

John Lepin	71	Director, CFO

Lacey Kellogg**	51	Director

** as of February 26, 2018.

* Deceased as of March 8, 2018

Directors, Executive Officers, Promoters and Control Persons

John Lepin has over 30 years of experience in accounting, taxation, and management.

Mr. Lepin has been self-employed as an Independent Consultant Interim Controller since 2011 where he handled financial reporting, creating and analyzing consolidated Balance Sheet, Income, Cash Flow and Lease Operating Statements for internal and external clients.

Lacie Kellogg. Ms. Kellogg has 28 years of Accounting experience 23 of which are in the Oil and Gas industry.  Her experience is in the areas of Financial Reporting both public and private, domestic and international, Operations Accounting and Software Implementation.   Lacie earned her BBA from the University of Houston and has worked with Carrizo Oil and Gas, Aurora Oil & Gas, an Australian based company, and as a private consultant in the energy field. She is a member of COPAS and is active in the local chapter.

David E. Anderson, P.E. is a board-experience leader with 30 years of experience in achieving profitable growth in environmental consulting and industrial services, construction, engineering and corporate real estate. A record of superior execution of some of the Department of Defense’s and Intelligence Community’s most challenging infrastructure programs. Proven veteran of creating and executing Congressional strategies with superior results. Experienced public communicator with a demonstrated ability to solve very complex problems involving multiple federal and state agencies. Superior client management skills. Committed to the highest levels of professional, personal and ethical excellence.

From 2015 to the present, David Anderson has been the CEO of Bay West, LLC a 150 plus employee national environmental consulting and industrial services firm.

From 2012 to 2015, David Anderson was Executive Vice President, Public Institutions at Jones Lang LaSalle where he was responsible for the development and execution of new real estate and infrastructure business in the local, state, and federal market places.

From 2009 to 2012, David Anderson was the Commander and District Engineer for the Baltimore District of the US Army Corps of Engineers where he led the Corps of Engineers’ largest and most complex district.

John M. Devlin Jr. has over 30 years of experience in dealing with public companies and management.

Mr. Devlin has served as Managing Director of Curragh Capital Advisors, LLC, since October 2011.  He is responsible for capital formation, due diligence, risk management, Value-Added Tax recovery programs, Foreign Exchange transactions for Universities, and consultancy services with clients in financial, technology, and manufacturing environments.

Mr. Devlin has also served on the Board of Directors of IntreOrg, Inc., a marketing and stock analysis company, since November, 2017.

Since October, 2011, John M. Devlin, Jr., has served on the Board of Directors, and is Chair of the Audit Committee for Spindle Mobile, Inc., a start-up mobile payment platform company.

From March 2009 through March, 2014, Mr. Devlin was a Member, Board of Directors: Ad Mobile and Media Communications Technology and Intellectual Property for Hipcricket, Inc.  Mr. Devlin also served as Chair: Audit Committee, member, Compensation Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Principal Executive Officer and our other executive officers during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
John Lepin, CFO, Director	2017	-	-	-	-	-	-	-	-

John M. Devlin Jr., Dir.	2017	-	-	-	-	-	-	-	-

Lacey Kellogg Director	2017*	-	-	-	-	-	-	-	-

David E. Anderson, P.E, Dir.	2017	-	-	-	-	-	-	-	-

FORMER OFFICERS and DIRECTORS

Karen Ziegler	2016	-	-		-	-	-	-	-
President, CEO	2017	-	-		-	-	-	-	-

Fred L. Croci	2016	-	-		-	-	-	-	-
Vice President	2017	-	-		-	-	-	-	-

Reginald A. Kemp	2016	-	-		-	-	-	-	-
Secretary	2017	-	-		-	-	-	-	-

* Not appointed until March 2018.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2017.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)

AEI Acquisition, LLC	2600 E Southlake Blvd,
	Suite 120-366 Southlake, TX 76092	93.3%	15,880,201

All Directors and Officers as a Group (2 persons)		0%	0

(*)Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2017 (17,016,428).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by MaloneBailey LLP for year ended December 31, 2017 and December 31, 2016 were $24,000 and $11,250, respectively.

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

/s/ John Lepin

John Lepin,

CFO

Date: April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lepin	Principal Executive Officer, Principal Financial Officer and Director	April 2, 2018
John Lepin