Form 10-K/A
period 2017-12-31
ALPHA ENERGY INC
filed 2018-04-10
CIK 855787

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

The public float as of June 30, 2017 was 0 with an approximate market value of $0.

The number of shares of Common Stock, $0.0001 par value, outstanding on April 2, 2018 was 17,016,428 shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to Alpha Energy, Inc.’s annual report on Form 10–K for the period ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

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

Date: April 6, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lepin	Principal Executive Officer, Principal Financial Officer and Director	April 6, 2018
John Lepin