Form 10-Q
period 2018-03-31
ALPHA ENERGY INC
filed 2018-05-21
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Registrant's Phone: 713-231-4235

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

Large accelerated filer [   ]Accelerated filer[   ]

Non-accelerated filer [   ]Smaller reporting company[X]

Emerging Growth Company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

As of May 15, 2018, the issuer had 17,016,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

March 31, 2018

ALPHA ENERGY, INC.

Unaudited Financial Statements

March 31, 2018

ALPHA ENERGY, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$921	$1,061
Account receivable	2,825	1,285
Total current assets	3,746	2,346

Total assets	$3,746	$2,346

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable	$35,016	$14,759
Interest payable	4,942	3,192
Derivative liability	318,596	238,674
Total current liabilities	358,554	256,625

Convertible Credit line payable – related party, net of discount of $73,927 and $68,005, respectively	38,519	22,861
Asset retirement obligation	653	635
Total liabilities	397,726	280,121

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,016,428 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,702	1,702
Additional paid in capital	101,378	101,378
Accumulated deficit	(497,060)	(380,855)
Total stockholders' deficit	(393,980)	(277,775)

Total liabilities and stockholders' deficit	$3,746	$2,346

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2018	2017
Revenues	$1,540	$527
Lease operating expenses	842	316
Gross margin	698	211

Operating expenses
Professional services	22,183	9,095
General and administrative	18,971	2,817
Total operating expenses	41,154	11,912

Loss from operations	(40,456)	(11,701)

Other expense
Interest expense	(17,407)	(524)
Loss on initial measurement of derivative liability	(38,528)	-
Loss on fair market value of derivative liability	(19,814)	-
Total other expense	(75,749)	(524)

Provision for income taxes	-	-

Net loss	$(116,205)	$(12,225)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	17,016,428	17,016,428

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(116,205)	$(12,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	15,658	-
Excess fair market value of initial measurement of derivative liability	38,528	-
Loss on fair market value of derivative liability	19,814	-
Asset retirement obligation expense	18	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(10,247)
Account receivable	(1,540)	-
Accounts payable	20,257	(11,470)
Interest payable	1,750	283
Net cash used in operating activities	(21,720)	(33,643)

Cash flows from investing activities
Loan to related parties	-	(445)
Net cash used in investing activities	-	(445)

Cash flows from financing activities
Proceeds from notes payable	-	56,216
Proceeds from convertible credit line payable – related party	21,580	-
Repayments of related party loans	-	(18,285)
Net cash provided by financing activities	21,580	37,931

Cash, beginning of period	1,061	453
Net change in cash	(140)	3,843
Cash, end of period	$921	$4,296

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Debt discount on convertible credit line payable – related party	$21,580	$-
Payment of expenses by related party on behalf of the Company	$-	$2,630

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Revenue and Cost Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at March 31, 2018 or December 31, 2017. The Company recorded revenues of $1,540 and $527 and costs of revenues totaling $842 and $316 during the three months ended March 1, 2018 and 2017. There was $2,825 and $1,285 of accounts receivable at March 31, 2018 and December 31, 2017.

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

The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company's consolidated statements of operations for any periods presented.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2018, the Company received advances totaling $21,580 from AEI Acquisition Company, a majority shareholder, from its convertible credit line. See Note 4 – Convertible Credit Line Payable – Related Party.

NOTE 4 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended December 31, 2017, the Company amortized $19,361 of the discount as interest expense leaving an unamortized discount of $68,005 as of December 31, 2017.  See discussion of derivative liability in Note 5 – Derivative Liability.

The Company made payments of $2,000 on the credit line during the year ended December 31, 2017 and received additional advances of $5,500. There was $90,866 of principal and $3,192 of accrued interest outstanding as of December 31, 2017. As of December 31, 2017 there was an unamortized debt discount of $68,005 resulting in a net balance represented on the balance sheet of $22,861.

During the three months ended March 31, 2018, the Company received additional advances of $21,580 and made no repayments. Additionally, the Company recorded a debt discount of $21,580 related to the additional advances. There was $112,446 of principal and $4,942 of accrued interest outstanding as of March 31, 2018. During the three months March 31, 20185, the amortized $15,658 of debt discount. As of March 31, 2018, there was an unamortized debt discount of $73,927 resulting in a net balance represented on the balance sheet of $38,519.

NOTE 5 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2018
Liabilities
Derivative Liability	$-	$-	$318,596	$318,596

	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Liabilities
Derivative Liability	$-	$-	$238,674	$238,674

As of March 31, 2018, the Company had a $318,596 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $19,814 during the three months ended March 31, 2018. The Company assessed its outstanding convertible credit line payable as summarized in Note 4 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the three months ended March 31, 2018 of $19,814. The fair market value adjustments as of March 31, 2018 were calculated utilizing a max valuation method using the following assumptions: exercise price of $1.50, 74,964 common shares the balance can be converted into and a stock price at measurement date of $4.25.

A summary of the activity of the derivative liability for the year ended December 31, 2017 is shown below:

Balance at December 31, 2016	$-
Derivative liabilities recorded	87,366
Day one loss	2,912
Change due to note conversion	-
Loss on change in derivative fair value adjustment	148,396
Balance at December 31, 2017	$238,674

A summary of the activity of the derivative liability for the three months ended March 31, 2018 is shown below:

Balance at December 31, 2017	$238,674
Derivative liabilities recorded	21,580
Day one loss	38,528
Change due to note conversion	-
Loss on change in derivative fair value adjustment	19,814
Balance at March 31, 2018	$318,596

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

General Business Development

The Company was formed on September 26, 2013 in the State of Colorado.

Business Strategy

The Company was incorporated in September 2013. Our business model is to purchase or trade stock for oil and gas properties to be held as long term assets. Oil and gas commodity pricing has stabilized under the current economic market conditions bringing the U.S. to become one of the top the number one producers in the world. The momentum to drill using enhanced drilling technology in previously undeveloped areas assures the continued value of these properties. Our lean operating structure positions us well to compete in this very competitive market. Our strategy is to acquire producing properties that the Company can operate which have proven un-drilled locations available for further development. At this time the Company is reviewing several properties but have no contractual commitments to date.  Our management’s years of experience and knowledge of the oil and gas industry leads us to believe that there are an abundance of good drilling prospects available that have either been overlooked or are not big enough for the larger companies. In the process of identifying these drilling prospects, the Company will utilize the expertise of existing management and employ the highest caliber contract engineering firms available to further evaluate the properties. To qualify for acquisition, the calculated cash flow after taxes and operating expenses, including ten percent (10%) interest per year, will recover the acquisition cost in 22 to 30 months. The cash flow calculation will be based conservatively on $51 per barrel of oil and $2.89 per MCF of gas. In addition, the selection criteria will require the life of current producing wells to be 7 years or longer and the field must have a minimum total life of 15 years.

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

The company is actively pursuing acquisition of additional properties.

Liquidity and Capital Resources

As of March 31, 2018, we had $921 in cash, total current assets of $3,746 and total current liabilities of $358,554. Current assets consisted of $921 in cash and $2,825 in accounts receivable. Current liabilities consisted mainly of $318,596 of derivative liability, $35,016 in accounts payable and $4,942 in interest payable.

The Company used $21,720 of cash in operating activities during the three months ended March 31, 2018 compared to $33,643 used in operations during the same period in 2017. Net cash used during the three months ended March 31, 2018 consisted mainly of a net loss of $116,205.

The Company used $0 of cash in investing activities during the three months ended March 31, 2018. There was $445 cash used in or provided by investing activities during the three months ended March 31, 2017.

The Company generated cash of $21,580 from financing activities during the three months ended March 31, 2018 which consisted of proceeds from related party convertible credit line payable. The Company generated cash of $37,931 from financing activities during the three months ended March 31, 2017 which consisted of proceeds from notes payable of $56,216, and repayments of related party loans in the amount of $18,285.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated revenues of $1,540 and $527 during the three months ended March 31, 2018 and 2017. Total operating expenses were $41,154 during the three months ended March 31, 2018 compared to $11,912 during the same period in 2017. The increase in operating expenses is the result of timing of professional services rendered in conjunction with reporting requirements and a general increase in operational activity.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2017.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 18, 2018

Alpha Energy, Inc.
Registrant

By: /s/ John Lepin
John Lepin Chief Executive Officer