Form 10-Q
period 2018-06-30
ALPHA ENERGY INC
filed 2018-08-16
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Registrant's Phone: 713-316-0061

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of July 31, 2018, the issuer had 17,100,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

June 30, 2018

ALPHA ENERGY, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$112	$1,061
Account receivable	350	1,285
Total current assets	462	2,346

Total assets	$462	$2,346

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$16,296	$14,759
Interest payable	6,668	3,192
Convertible Credit line payable – related party, net of unamortized discount of $64,329	62,383	-
Derivative liability	359,016	238,674
Total current liabilities	444,363	256,625

Convertible Credit line payable – related party, net of unamortized discount of $68,005	-	22,861
Asset retirement obligation	672	635
Total liabilities	445,035	280,121

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,100,428 and 17,016,428 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,711	1,702
Additional paid in capital	481,769	101,378
Accumulated deficit	(928,053)	(380,855)
Total stockholders' deficit	(444,573)	(277,775)

Total liabilities and stockholders' deficit	$462	$2,346

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$3	$901	$1,543	$1,428
Lease operating expenses	537	1,130	1,379	1,446
Gross margin	(534)	(229)	164	(18)

Operating expenses
Professional services	359,631	23,315	381,814	32,410
General and administrative	19,084	858	38,055	3,675
Impairment Loss	-	11,250	-	11,250
Total operating expenses	378,715	35,423	419,869	47,335

Loss from operations	(379,249)	(35,652)	(419,705)	(47,353)

Other expense
Interest expense	(25,590)	(715)	(42,997)	(1,239)
Loss on initial measurement of derivative liability	(23,301)	-	(61,829)	-
Loss on fair market value of derivative liability	(2,853)	-	(22,667)	-
Total other expense	(51,744)	(715)	(127,493)	(1,239)

Provision for income taxes	-	-	-	-

Net loss	$(430,993)	$(36,367)	$(547,198)	$(48,592)

Net loss per common share, basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding, basic and diluted	17,029,615	17,016,428	17,023,058	17,016,428

	See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30
	2018	2017
Cash flows from operating activities
Net loss	$(547,198)	$(48,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	380,400
Debt discount amortization	39,522	-
Excess fair market value of initial measurement of derivative liability	61,829	-
Loss on fair market value of derivative liability	22,667	-
Impairment loss	-	11,250
Asset retirement obligation expense	37	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(735)
Account receivable	(935)	-
Accounts payable and accrued liabilities	1,537	(7,223)
Interest payable	3,476	865
Net cash used in operating activities	(36,795)	(44,402)

Cash flows from investing activities
Loan to related parties	~~-~~	(445)
Net cash used in investing activities	-	(445)

Cash flows from financing activities
Proceeds from notes payable	~~-~~	63,816
Proceeds from convertible credit line payable	35,846	-
Repayments of related party loans	-	(18,285)
Net cash provided by financing activities	35,846	45,531

Net change in cash	(949)	684
Cash, beginning of period	1,061	453
Cash, end of period	$112	$1,137

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Debt discount on convertible line of credit-related party	$35,846	$-
Payment of expenses by related party on behalf of the Company	$-	$2,630

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

June 30, 2018

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Revenue and Cost Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at June 30, 2018 or December 31, 2017. The Company recorded revenues of $1,543 and $ 1,428 and operating costs of $1,379 and $1,446 during the six months ended June 30, 2018 and 2017, respectively. There was $350 and $1,285 of accounts receivable at June 30, 2018 and December 31, 2017, respectively.

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

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

June 30, 2018

NOTE 2 – GOING CONCERN (CONTINUED)

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

During the six months ended June 30, 2018, the Company received advances totaling $35,846 from AEI Acquisition Company, a majority shareholder, from its convertible credit line. See Note 4 – Convertible Credit Line Payable – Related Party.

NOTE 4 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. This notes mature on March 1, 2019. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended December 31, 2017, the Company amortized $19,361 of the discount as interest expense leaving an unamortized discount of $68,005 as of December 31, 2017. See discussion of derivative liability in Note 5 – Derivative Liability

The Company made payments of $2,000 on the credit line during the year ended December 31, 2017 and received additional advances of $5,500. There was $90,866 of principal and $3,192 of accrued interest outstanding as of December 31, 2017. As of December 31, 2017 there was an unamortized debt discount of $68,005 resulting in a net balance represented on the balance sheet of $22,861.

During the six months ended June 30, 2018, the Company received additional advances of $35,846 and made no repayments. Additionally, the Company recorded a debt discount of $35,846 related to the additional advances. There was $126,712 of principal and $6,668 of accrued interest outstanding as of June 30, 2018. As of June 30, 2018, there was an unamortized debt discount of $64,329 resulting in a net balance represented on the balance sheet of $62,383.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

June 30, 2018

NOTE 5 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2018
Liabilities
Derivative Liability	$-	$-	$359,016	$359,016

	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Liabilities
Derivative Liability	$-	$-	$238,674	$238,674

As of June 30, 2018, the Company had a $359,016 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $2,853, during the three months and $22,667 for the six months ended June 30, 2018. The Company assessed its outstanding convertible credit line payable as summarized in Note 4 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the three months ended of $23,301 and $61,829 for the six months June 30, 2018 .The fair market value adjustments as of June 30, 2018 were calculated utilizing a max valuation method using the following assumptions: exercise price of $1.50, 84,474 common shares the balance can be converted into and a stock price at measurement date of $4.25.

A summary of the activity of the derivative liability for the year ended December 31, 2017 is shown below:

Balance at December 31, 2016	$-
Derivative liabilities recorded	87,366
Day one loss	2,912
Change due to note conversion	-
Loss on change in derivative fair value adjustment	148,396
Balance at December 31, 2017	$238,674

A summary of the activity of the derivative liability for the six months ended June 30, 2018 is shown below:

Balance at December 31, 2017	$238,674
Derivative liabilities recorded	35,846
Day one loss	61,829
Change due to note conversion	-
Loss on change in derivative fair value adjustment	22,667
Balance at June 30, 2018	$359,016

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

June 30, 2018

NOTE 6 – EQUITY

On January 25, 2018, the Company agreed to compensate the board of directors 2,000 at $0.50 or 4,000 per month. On March 28, 2018, the Company granted 48,000 common shares with a fair value of 204,000 and on June 30, 2018 the Company approved to issued 36,000 shares with a fair value of $176,400. The total stock compensation for the six months ended June 30, 2018 is $380,400 and has been recorded as professional fees on the income statement. 36,000 of the common shares were physically issued on July 9, 2018

NOTE 7 – SUBSEQUENT EVENTS

On August 3, 2018 AEI Management advanced an additional $15,000 for payment of accounts payable under the convertible line of credit (see note 4).

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

Liquidity and Capital Resources

As of June 30, 2018, we had $112 in cash, total current assets of $462 and total current liabilities of $381,980. Current assets consisted of $112 in cash and $350 in accounts receivable. Current liabilities consisted mainly of $359,016 of derivative liability, $16,296 in accounts payable and $6,668 in interest payable.

The Company used $36,795 of cash in operating activities during the six months ended June 30, 2018 compared to $44,402 used in operations during the same period in 2017. Net cash used during the six months ended June 30, 2018 consisted mainly of a net loss of $547,198.

The Company used $0 of cash in investing activities during the six months ended June 30, 2018. There was $445 cash used in or provided by investing activities during the six months ended June 30, 2017.

The Company generated cash of $35,846 from financing activities during the six months ended June 30, 2018 which consisted of proceeds from related party convertible credit line payable. The Company generated cash of $45,531 from financing activities during the six months ended June 30, 2017 which consisted of proceeds from notes payable of $63,816, and repayments of related party loans in the amount of $18,285.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated revenues of $3 and $901 during the three months ended June 30, 2018 and 2017. Total operating expenses were $378,715 during the three months ended June 30, 2018 compared to $35,423 during the same period in 2017. The increase in operating expenses is the result of common shares issued to the directors for compensation recorded as professional services rendered in conjunction with reporting requirements and a general increase in operational activity.

We generated revenues of $1,543 and $1,428 during the six months ended June 30, 2018 and 2017. Total operating expenses were $419,869 during the six months ended June 30, 2018 compared to $47,335 during the same period in 2017. The increase in operating expenses is the result of common shares issued to the directors for compensation recorded as professional services rendered in conjunction with reporting requirements and a general increase in operational activity.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2018.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 14, 2018

Alpha Energy, Inc.
Registrant

By:/s/ John Lepin
John Lepin
Chief Executive Officer