Form 10-Q
period 2018-09-30
ALPHA ENERGY INC
filed 2018-11-14
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

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

As of September 30, 2018, the issuer had 17,100,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

September 30, 2018

ALPHA ENERGY, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$2,822	$1,061
Account receivable	-	1,285
Total current assets	2,822	2,346

Other assets
Oil and gas property, unproved, full cost	10,000	-

Total assets	$12,822	$2,346

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$201,011	$14,759
Interest payable	8,213	3,192
Derivative liability	878,995	238,674
Total current liabilities	1,088,219	256,625

Convertible Credit line payable – related party, net of unamortized discount of $77,329 and $68,005, respectively	87,483	22,861
Asset retirement obligation	691	635
Total liabilities	1,176,393	280,121

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,100,428 and 17,016,428 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,711	1,702
Additional paid in capital	481,769	101,378
Accumulated deficit	(1,647,051)	(380,855)
Total stockholders' deficit	(1,163,571)	(277,775)

Total liabilities and stockholders' deficit	$12,822	$2,346

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$481	$955	$2,024	$2,383
Lease operating expenses	1,048	1,034	2,427	2,480
Gross margin	(567)	(79)	(403)	(97)

Operating expenses
Board of Director Fees	184,600	-	565,000	-
Professional services	12,051	20,910	33,436	53,320
General and administrative	13,256	550	31,340	4,225
Impairment Loss	-	-	-	11,250
Total operating expenses	209,907	21,460	629,776	68,795

Loss from operations	(210,474)	(21,539)	(630,179)	(68,892)

Other expense
Interest expense	(26,645)	(5,727)	(69,642)	(6,966)
Loss on initial measurement of derivative liability	(102,350)	(2,912)	(164,179)	(2,912)
Loss on fair market value of derivative liability	(379,529)	(66,226)	(402,196)	(66,226)

Total other expense	(508,524)	(74,865)	(636,017)	(76,104)

Provision for income taxes	-	-	-	-

Net loss	$(718,998)	$(96,404)	$(1,266,196)	$(144,996)

Net loss per common share, basic and diluted	$(0.04)	$(0.01)	$(0.07)	$(0.01)

Weighted average common shares outstanding, basic and diluted	17,100,428	17,016,428	17,100,428	17,016,428

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30
	2018	2017
Cash flows from operating activities
Net loss	$(1,266,196)	$(144,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	380,400	-
Debt discount amortization	64,622	4,640
Excess fair market value of initial measurement of derivative liability	164,179	2,912
Loss on fair market value of derivative liability	402,196	66,226
Impairment loss	-	11,250
Asset retirement obligation expense	56	50
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(943)
Account receivable	1,285	-
Accounts payable and accrued liabilities	186,252	1,178
Interest payable	5,021	1,686
Net cash used in operating activities	(62,185)	(57,997)

Cash flows from investing activities
Oil and gas lease purchase	(10,000)	-
Advance to related parties	-	(445)
Repayment from related parties	-	445
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities
Proceeds from notes payable	-	87,366
Payments on convertible credit line payable – related party	-	(2,000)
Proceeds from related party loans	73,946	8,031
Repayments of related party loans	-	(18,736)
Net cash provided by financing activities	73,946	74,661

Net change in cash	1,761	16,664
Cash, beginning of period	1,061	453
Cash, end of period	$2,822	$17,117

Supplemental cash flow information
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Debt discount on convertible line of credit - related party	$73,946	$87,366
Payment of expenses by related party on behalf of the Company	$-	$2,630

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

September 30, 2018

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Revenue and Cost Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at September 30, 2018 or December 31, 2017. The Company recorded revenues of $2,024 and $ 2,383 and operating costs of $2,427 and $2,480 during the nine months ended September 30, 2018 and 2017, respectively. There was $0 and $1,285 of accounts receivable at September 30, 2018 and December 31, 2017, respectively.

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

September 30, 2018

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

During the nine months ended September 30, 2018, the Company received advances totaling $73,946 from AEI Acquisition Company, a majority shareholder, from its convertible credit line. See Note 4 – Convertible Credit Line Payable – Related Party.

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

During the nine months ended September 30, 2018, the Company received additional advances of $73,946 and made no repayments. Additionally, the Company recorded a debt discount of $73,946 related to the additional advances. There was $164,812 of principal and $8,213 of accrued interest outstanding as of September 30, 2018. As of September 30, 2018, there was an unamortized debt discount of $77,329 resulting in a net balance represented on the balance sheet of $87,483.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

September 30, 2018

NOTE 5 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2018
Liabilities
Derivative Liability	$-	$-	$878,995	$878,995

	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Liabilities
Derivative Liability	$-	$-	$238,674	$238,674

As of September 30, 2018, the Company had an $878,995 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $379,529, during the three months and $402,196 for the nine months ended September 30, 2018. The Company assessed its outstanding convertible credit line payable as summarized in Note 4 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the three months ended of $102,350 and $164,179 for the nine months September 30, 2018 .The fair market value adjustments as of September 30, 2018 were calculated utilizing a max valuation method using the following assumptions: exercise price of $1.50, 109,874 common shares the balance can be converted into and a stock price at measurement date of $8.00.

A summary of the activity of the derivative liability for the year ended December 31, 2017 is shown below:

Balance at December 31, 2016	$-
Derivative liabilities recorded	87,366
Day one loss	2,912
Change due to note conversion	-
Loss on change in derivative fair value adjustment	148,396
Balance at December 31, 2017	$238,674

A summary of the activity of the derivative liability for the nine months ended September 30, 2018 is shown below:

Balance at December 31, 2017	$238,674
Derivative liabilities recorded	73,946
Day one loss	164,179
Change due to note conversion	-
Loss on change in derivative fair value adjustment	402,196
Balance at September 30, 2018	$878,995

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

September 30, 2018

NOTE 6 – EQUITY

On January 25, 2018, the Company agreed to compensate the board of directors 4,000 shares of common stock per month. On March 28, 2018, the Company granted 48,000 common shares with a fair value of $204,000 and on June 30, 2018 the Company approved to issue 36,000 shares with a fair value of $176,400. The total stock compensation for the six months ended June 30, 2018 is $380,400 and has been recorded as board of director fees on the income statement. 36,000 of the common shares were physically issued on July 9, 2018.

For the three months ended September 30, 2018, 44,000 shares with a fair value of $184,600 were accrued for stock compensation, 36,000 of which were physically issued on October 3, 2018. 12,000 shares were owed to as of the date this financial statements were made available.

NOTE 7 – OIL AND GAS PROPERTIES

Effective August 13, 2018, the Company entered into a Letter of Intent to purchase oil and gas prospects in New Mexico. The Company paid $10,000 towards the purchase of oil and gas properties which will be applied to the final purchase in accordance with the Letter of Intent. A final agreement has not been signed as of November 9, 2018.

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

The company is actively pursuing acquisition of additional properties. Effective August 13, 2018, the Company entered into a Letter of Intent to purchase prospects in New Mexico. The Company paid $10,000 towards the purchase of oil and gas properties which will be applied to the final purchase in accordance with the Letter of Intent.

Liquidity and Capital Resources

As of September 30, 2018, we had $2,822 in cash, total current assets of $2,822 and total current liabilities of $1,088,219. Current liabilities consisted mainly of $878,995 of derivative liability, $10,410 in accounts payable and accrued liabilities, $190,601 in accrued Directors’ fees and $8,213 in interest payable.

The Company used $62,185 of cash in operating activities during the nine months ended September 30, 2018 compared to $57,997 used in operations during the same period in 2017. Net cash used during the nine months ended September 30, 2018 consisted mainly of a net loss of $1,266,196.

The Company used $10,000 of cash as an initial payment on oil and gas properties during the nine months ended September 30, 2018. There was $445 cash used in or provided by investing activities during the nine months ended September 30, 2017.

The Company generated cash of $73,946 from financing activities during the nine months ended September 30, 2018 which consisted of proceeds from related party convertible credit line payable. The Company generated cash of $74,661 from financing activities during the nine months ended September 30, 2017 which consisted of proceeds from notes payable of $95,397, and repayments of related party loans in the amount of $20,736.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated revenues of $2,024 and $2,383 during the nine months ended September 30, 2018 and 2017. Total operating expenses were $629,776 during the nine months ended September 30, 2018 compared to $68,795 during the same period in 2017. The increase in operating expenses is the result of common shares issued to the directors for compensation recorded as professional services rendered in conjunction with reporting requirements and a general increase in operational activity.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2018.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 12, 2018

Alpha Energy, Inc.
Registrant

By: /s/ John Lepin
John Lepin President/CFO