Form 10-K
period 2018-12-31
ALPHA ENERGY INC
filed 2019-04-15
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197642

ALPHA ENERGY, INC.

(Exact name of registrant as specified in its charter)

Colorado	90-1020566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No

4162 Meyerwood Drive, Houston TX	77025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 713-316-0061

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

]

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [X]

The public float as of December 31, 2018 was 186,780 with an approximate market value of $1,214,700.

The number of shares of Common Stock, $0.0001 par value, outstanding on April 5, 2019 was 265,428 shares

ALPHA ENERGY, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

Index to Report

On Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include, among others, the following:

□	our ability to diversify our operations;
□	our ability to implement our business plan;
□	our ability to attract key personnel;
□	our ability to operate profitably;
□	our ability to efficiently and effectively finance our operations, and/or purchase orders;
□	inability to achieve future sales levels or other operating results;
□	inability to raise additional financing for working capital;
□	inability to efficiently manage our operations;
□	the inability of management to effectively implement our strategies and business plans;
□	the unavailability of funds for capital expenditures and/or general working capital;
□

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

□	deterioration in general or regional economic conditions;
□	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
□	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently. The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under “Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors". Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless specifically set forth to the contrary, when used in this Report the terms “Alpha,” "we", "our", the "Company" and similar terms refer to Alpha Energy, Inc., a Colorado corporation. In addition, when used herein and unless specifically set forth to the contrary, “2018” refers to the year ended December 31, 2018, “2017” refers to the year ended December 31, 2017.

PART I

ITEM 1. BUSINESS.

General

Alpha Energy, Inc. (the Company) was incorporated in September 26, 2013 in the State of Colorado. The Company was organized under the laws of the State of Colorado in September 2013 for the purpose of purchasing, developing and operating oil and gas leases. On February 23, 2018, Alpha Energy, Inc. formed a wholly owned subsidiary, Alpha Energy Texas Operating, LLC, to administer operations.

Upon receipt of adequate capital, we intend to enter into oil and gas leases and acquire property. We intend to engage third parties such as a drilling contractor, a geologist and an engineer to direct the drilling of wells on any acquired leases. As of the date hereof, such third parties have not been engaged and there is no assurance that we will ever enter into contracts with any such third parties.

The Company has been issued a going concern opinion and requires additional capital to fund its operations.

The Company has never declared bankruptcy nor has ever been in receivership. We have a specific business plan to purchase, develop and operate oil and gas leases. We do not intend to engage in any merger, acquisition or business reorganization with any previously identified entity. We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans.

Business Strategy

Alpha Energy, Inc. is a development stage exploration and production company focused on oil and natural gas. Alpha seeks to acquire existing reserves in oil and gas properties and to grow its reserves and production through predictable, repeatable success. Our current focus is on areas in Oklahoma, Texas, and New Mexico. Alpha Energy’s operating team expects success through acquiring and developing known established producing properties with the intent to recomplete existing wellbores and drill new wells with modern completion technology Using extensive search capabilities incorporating ‘Big Data’ technologies analyzing extensive data libraries and historical records to evaluate opportunities. Targeting high value opportunities with low risk proven pay zones.

Oil and gas commodity pricing has stabilized under the current economic market conditions bringing the U.S. to become the top producer in the world. The momentum to drill using enhanced drilling technology in previously undeveloped areas assures the continued value of these properties. Our lean operating structure positions us well to compete in this very competitive market. Our strategy is to acquire producing properties that the Company can operate which have proven un-drilled locations available for further development. At this time the Company is reviewing several properties but have no contractual commitments to date. Our management’s years of experience and knowledge of the oil and gas industry leads us to believe that there are an abundance of good drilling prospects available that have either been overlooked or are not big enough for the larger companies. In the process of identifying these drilling prospects, the Company will utilize the expertise of existing management and employ the highest caliber contract engineering firms available to further evaluate the properties. To qualify for acquisition, the calculated cash flow after taxes and operating expenses, including ten percent (10%) interest per year, will recover the acquisition cost in 22 to 30 months. The cash flow calculation will be based conservatively on $55 per barrel of oil and $3.50 per MCF of gas. In addition, the selection criteria will require the life of current producing wells to be 7 years or longer and the field must have a minimum total life of 15 years.

Current Projects

The Company has engaged in verbal negotiations for acquisition of oil and gas leases located in Lincoln, Logan and Rogers counties, Oklahoma.

Rogers County, Oklahoma project has excellent potential for production growth by producing existing wells, completing some of the defined margin wells in the upper zones, drill and complete offset locations on the current leases, lease additional acreage and develop for increased production. The leases and wells are located within three different areas in Rogers County: northeast corner, the center, and the southern central portion of the county. Upon acquisition, the first objective is to recomplete, rework and repair older equipment. Once the first phase is complete and cash flow is established, shallow well drilling will commence with phase two to test formations from the Bartlesville (600') to the bottom of the Granite Wash (2,520'). This will increase total production and add reserves. One located in the northeast portion of the county and one in the central and southeastern portions of the county.

Logan County, Oklahoma project currently has approximately 70 bopd and 85 mcfg of production from 11 wells. The project is approximately 1,300 acres with potential reserves of $165,000,000. Prospect includes horizontal development of the Woodford Shale.

Lincoln County. Oklahoma project anticipated production of approximately 200 bopd and 300 mcfg from 31 wells with re-start of pumps. The project is approximately 6,700 acres with potential reserves of $210,000,000 of reserves.

In the second phase of operations, we intend to expand into Texas and New Mexico. These projects are exploratory and could yield 20 mbo.

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement effective April 1, 2019. Chicorica has developed an oil and gas exploration project in northeastern New Mexico (the“Frostback Project”) that includes several prospective areas and Alpha is interested in exploring in these areas and utilizing Chicorica’s seismic and other data and expertise. The agreement is for $85,000 with $10,000 paid on signing the LOI and $75,000 due by May 2, 2019. If the final payment is not made by May 2, 2019, the Company can extend the agreement through June 17, 2019 for an additional extension fee of $10,000.

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

Geological and geophysical

We may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising drilling sites within our leases.

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves.

We have not purchased, leased or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality differences from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick up the oil at the well site. In some instances, there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and overriding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and overriding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month's sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Price will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased; however, no assurance can be given at this time that such changes will not occur.

Acquisition of Future Leases

From time to time, we have targeted properties to acquire, but we do not plan to acquire any properties until funds are available to acquire properties for exploration and development.

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore have greater leverage in acquiring prospects, hiring personnel and marketing oil and gas. larger companies operating in the same area, which may be willing or able to offer oil and gas at a lower price.

We compete in Texas with over 1,000 independent companies and approximately 40 significant independent operators including Marathon Oil, Houston Exploration Company and Newfield Exploration Company in addition to over 950 smaller operations with no single producer dominating the area. Major operators such as Exxon, Shell Oil, ConocoPhillips, Mobil and others that are considered major players in the oil and gas industry retain significant interests in Texas.

We believe that we can successfully compete against other independent companies by utilizing the expertise of consultants familiar with the structures to be developed, maintaining low corporate overhead and otherwise efficiently developing current lease interests.

Government Regulation

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic and crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such reimposition might occur and the effect thereof is unknown.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is deregulated). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission ("FERC"). In June 1986, the FERC issued Order No. 451, which in general is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulation because of legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

We can make sales of oil, natural gas and condensate at market prices, which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

●	the construction of natural gas pipeline facilities, and
●	the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to FERC's jurisdiction. The most notable of these are natural gas transmission companies.

FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action FERC will take on these matters. However, we do not believe that any action taken will affect us much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete.

Drilling and Production.

Our anticipated drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

●	the amounts and types of substances and materials that may be released into the environment;
●	the discharge and disposition of waste materials,
●	the reclamation and abandonment of wells and facility sites, and
●	the remediation of contaminated sites, and require:
●	permits for drilling operations,
●	drilling bonds, and
●	reports concerning operations.

Environmental Regulations

General. Our operations are affected by various state, local and federal environmental laws and regulations, including the:

●	Clean Air Act,
●	Oil Pollution Act of 1990,
●	Federal Water Pollution Control Act,
●	Resource Conservation and Recovery Act ("RCRA"),
●	Toxic Substances Control Act, and
●	Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

●	drilling,
●	development and production operations,
●	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
●	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

●	unit production expenses primarily related to the control and limitation of air emissions and
●	the disposal of produced water,
●

capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

●	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on our operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the cleanup of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

●	a "generator" or "transporter" of hazardous waste, or
●	an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as nonhazardous waste. As a result, we will not be subject to many of RCRA's requirements because our operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

●	the "owner" or "operator" of the site where hazardous substances have been released, and
●	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA's definition of a "hazardous substance." As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed. Under such law we could be required to:

●	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
●	clean up contaminated property, including contaminated groundwater, or
●	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholder’s annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

Employees

As of December 31, 2018, we have one employee, CFO/President who also serves as Chairman of the Board of Directors and have three (3) directors who are non-employee Directors. On November 1, 2018, John Lepin was hired as CFO/President. On December 4, 2018 the Company entered into an agreement with Joe Gregory as the Companies Agent in Oklahoma. We consider our relations with our subcontractors to be good.

Company's Office

Our offices are located at 4162 Meyerwood Drive, Houston, Texas 77025 and our telephone number is (713) 316-0061.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

We have a history of operating losses; we incurred a net loss in both fiscal year 2018 and fiscal year 2017. Our revenues are not currently sufficient to fund our operating expenses and there are no assurances we will develop profitable operations.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have resulted in accumulated deficit of approximately $1,906,233 as of December 31, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have not generated minimal revenues and our ability to pay our operating expenses is dependent upon advances from related parties.

For the fiscal year ended December 31, 2018, we reported a net loss of $1,525,378. We had a working capital deficit of $1,195,051 at December 31, 2018. We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

We have historically been, and may continue to be, heavily reliant upon financing from related parties, which presents potential conflicts of interest that may adversely affect our financial condition and results of operations.

We have historically obtained financing from related parties, including major shareholders, directors and officers, in the form of debt, debt guarantees and issuances of equity securities, to finance working capital growth. These related parties have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties from whom we obtain financing, as well as the terms of financing. No assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arms' length negotiations with third parties.

We will need additional financing which we may not be able to obtain on acceptable terms if at all.

Our current operations are not sufficient to fund our operating expenses and we will need to raise additional working capital to continue to implement our business model, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under Federal securities laws. Generally, small businesses such as ours for which there is only a limited public market for their securities face significant difficulties in their efforts to raise equity capital. While to date we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts, there are no assurances that these resources will continually be available to us or provide us with sufficient funding. We do not have any commitments to provide additional capital and there are no assurances we will be able to raise capital upon terms which are favorable to our company. Even if we are able to raise capital, the structure of that capital raise could impact our company and our shareholders in a variety of ways. If we raise additional capital through the issuance of debt, this will result in interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we may not be able to continue to implement our business plan.

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended December 31, 2013 through 2017 and they are open for review by the various tax jurisdictions. We cannot assure you that we will not incur fines and penalties for failure to file our federal tax returns.

We have limited history and we cannot assure you that our business model will be successful in the future or that our operations will be profitable.

Our company was formed in 2013 but we have yet to begin generating revenues from our operations. Accordingly, investors have no operating history upon which to evaluate our business model. There can be no assurances whatsoever that we will be able to successfully implement our business model, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

Our business and stock price could be adversely affected if we are not successful in enhancing our management, systems, accounting, controls and reporting performance.

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the accounting and reporting requirements related to our growth. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining additional qualified personnel, and if such personnel are not available locally, we may incur higher recruiting, relocation, and compensation expense. In an effort to meet the demands of our planned activities in fiscal 2018 and thereafter, we may be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. We further may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans, on our regulatory and listing status, and on our stock price.

We will be subject to risks in connection with acquisitions, and the integration of significant acquisitions may be difficult.

Our business plan contemplates significant acquisitions of reserves, properties, prospects, and leaseholds and other strategic transactions that appear to fit within our overall business strategy, which may include the acquisition of asset packages of producing properties or existing companies or businesses operating in our industry. The successful acquisition of producing properties requires an assessment of several factors, including:

●	recoverable reserves;
●	future oil and natural gas prices and their appropriate differentials;
●	development and operating costs; and
●	potential environmental and other liabilities.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are not entitled to contractual indemnification for environmental liabilities and acquired properties on an "as is" basis. Significant acquisitions of existing companies or businesses and other strategic transactions may involve additional risks, including:

●	diversion of our management's attention to evaluating, negotiating, and integrating significant acquisitions and strategic transactions;
●	the challenge and cost of integrating acquired operations, information management, and other technology systems, and business cultures with our own while carrying on our ongoing business;
●	difficulty associated with coordinating geographically separate organizations; and
●	the challenge of attracting and retaining personnel associated with acquired operations.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our business could be materially and adversely affected.

Future economic conditions in the U.S. and key international markets may materially adversely impact our operating results.

The U.S. and other world economies are slowly recovering from a global financial crisis and recession that began in 2008. Growth has resumed but is modest and at an unsteady rate. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than in the years leading up to the crisis, and more volatility may occur before a sustainable, yet lower, growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate could result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which would reduce our cash flows from operation and our profitability.

Risks Related to the Oil and Natural Gas Industry

Estimates of oil and natural gas reserves are inherently imprecise. Any material inaccuracies in these reserve estimates or underlying assumptions will affect materially the quantities and present value of our reserves.

Estimates of proved oil and natural gas reserves and the future net cash flows attributable to those reserves are prepared by independent petroleum engineers and geologists. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and cash flows attributable to such reserves, including factors beyond our control and that of our engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and natural gas prices and expenditures for future development drilling and exploration activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development drilling and exploration activities and prices of oil and natural gas. Actual future production, revenue, taxes, development drilling expenditures, operating expenses, underlying information, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and underlying information set forth herein.

We may not realize an adequate return on wells that we drill.

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The wells we drill or participate in may not be productive, and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude oil or natural gas is present or may be produced economically. The costs of drilling, completing, and operating wells are often uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors including, without limitation:

●	unexpected drilling conditions;
●	pressure or irregularities in formations;
●	equipment failures or accidents;
●	fires, explosions, blowouts, and surface cratering;
●	marine risks such as capsizing, collisions, or adverse weather conditions; and
●	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

Future drilling activities may not be successful, and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

Oil and gas prices fluctuate due to a number of uncontrollable factors, creating a component of uncertainty in our development plans and overall operations. Declines in prices adversely affect our financial results and rate of growth in proved reserves and production.

Oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. The prices we receive for our production depend on numerous factors beyond our control. These factors include, but are not limited to, changes in global supply and demand for oil and gas, the actions of the Organization of Petroleum Exporting Countries, the level of global oil and gas exploration and production activity, weather conditions, technological advances affecting energy consumption, domestic and foreign governmental regulations and tax policies, proximity and capacity of oil and gas pipelines and other transportation facilities.

Discoveries or acquisitions of additional reserves are needed to avoid a material decline in reserves and production.

The production rate from oil and gas properties generally declines as reserves are depleted, while related per-unit production costs generally increase as a result of decreasing reservoir pressures and other factors. Therefore, unless we add reserves through exploration and development activities or, through engineering studies, identify additional behind-pipe zones, secondary recovery reserves, or tertiary recovery reserves, or acquire additional properties containing proved reserves, our estimated proved reserves will decline materially as reserves are produced. Future oil and gas production is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves on an economic basis. Furthermore, if oil or gas prices increase, our cost for additional reserves could also increase.

Our business involves many operating risks that may result in substantial losses for which insurance may be unavailable or inadequate.

Our operations will be subject to hazards and risks inherent in drilling for oil and gas, such as fires, natural disasters, explosions, formations with abnormal pressures, casing collapses, uncontrollable flows of underground gas, blowouts, surface cratering, pipeline ruptures or cement failures, and environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases. Any of these risks can cause substantial losses resulting from injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution and other environmental damages, regulatory investigations and penalties, suspension of our operations and repair and remediation costs. In addition, our liability for environmental hazards may include conditions created by the previous owners of properties that we purchase or lease. We expect to maintain insurance coverage against some, but not all, potential losses. Losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operation.

Our industry is subject to extensive environmental regulation that may limit our operations and negatively impact our production. As a result of increased enforcement of existing regulations and potential new regulations following the Gulf of Mexico oil spill, the costs for complying with government regulation could increase.

Extensive federal, state, and local environmental laws and regulations in the United States affect all of our operations. Environmental laws to which we are subject in the U.S. include, but are not limited to, the Clean Air Act and comparable state laws that impose obligations related to air emissions, the Resource Conservation and Recovery Act of 1976 ("RCRA"), and comparable state laws that impose requirements for the handling, storage, treatment or disposal of solid and hazardous waste from our facilities, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for disposal, and the Clean Water Act, and comparable state laws that regulate discharges of wastewater from our facilities to state and federal waters. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental laws, including CERCLA and analogous state laws, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Environmental legislation may require that we do the following:

●	acquire permits before commencing drilling;
●	restrict spills, releases or emissions of various substances produced in association with our operations;
●	limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas;
●	take reclamation measures to prevent pollution from former operations;
●	take remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remedying contaminated soil and groundwater; and
●	take remedial measures with respect to property designated as a contaminated site.

There is inherent risk of incurring environmental costs and liabilities in connection with our operations due to our handling of natural gas and other petroleum products, air emissions and water discharges related to our operations, and historical industry operations and waste disposal practices. The costs of any of these liabilities are presently unknown but could be significant. We may not be able to recover all or any of these costs from insurance. In addition, we are unable to predict what impact the Gulf oil spill will have on independent oil and gas companies such as our company.

The effects of future environmental legislation on our business are unknown but could be substantial.

Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. Changes in, or enforcement of, environmental laws may result in a curtailment of our production activities, or a material increase in the costs of production, development drilling or exploration, any of which could have a material adverse effect on our financial condition and results of operations or prospects. In addition, many countries, as well as several states in the United States have agreed to regulate emissions of "greenhouse gases." Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and demand for products in the future.

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005, the Federal Energy Regulatory Commission, or FERC, has authority to impose penalties for violations of the Natural Gas Act, up to $1 million per day for each violation and disgorgement of profits associated with any violation. FERC has recently proposed and adopted regulations that may subject our facilities to reporting and posting requirements. Additional rules and legislation pertaining to these and other matters may be considered or adopted by FERC from time to time. Failure to comply with FERC regulations could subject us to civil penalties.

Proposed federal, state, or local regulation regarding hydraulic fracturing could increase our operating and capital costs.

Several proposals are before the U.S. Congress that, if implemented, would either prohibit or restrict the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. Several states are considering legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing, or are considering doing so. We routinely use fracturing techniques in the U.S. to expand the available space for natural gas and oil to migrate toward the wellbore. It is typically done at substantial depths in very tight formations.

Although it is not possible at this time to predict the final outcome of the legislation regarding hydraulic fracturing, any new federal, state, or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions in the U.S.

Risks Related to the Ownership of Our Securities

Outstanding notes and warrants may adversely affect us in the future and cause dilution to existing shareholders.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 65,000,000 shares of common stock and 10,000,000 shares of Series A convertible preferred stock with such designations, preferences and rights as determined by our Board of Directors. As of December 31, 2018, 17,132,428 shares of our Common Stock and no shares of our Series A convertible preferred stock are outstanding.

Any further issuances that should be authorized and issued by the Company, and the conversion and exercise of any Preferred Stock and Warrants, respectively, will increase the number of shares of common stock outstanding, which will have a dilutive effect on our existing shareholders.

Substantial stock ownership by our affiliates may limit the ability of our non-affiliate shareholders to influence the outcome of director elections and other matters requiring shareholder approval.

As of the date of this Report, and until they submit the required stock power necessary to cancel their shares or otherwise dispose of same, AEI Acquisition Company. LLC owns approximately 92.69% of the Company's currently outstanding common stock and therefore may have a significant influence in the election of our directors and, therefore, our policies and direction. This concentration of voting power could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

There is a lack of liquidity for our common stock.

There is currently only a limited public market for the Company's Common Stock and there can be no assurance that a more robust trading market will develop further or be maintained in the future.

Our common stock is a "penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other oil and gas companies, is highly volatile. Our stock price may be affected by such factors as:

●	product development announcements by us or our competitors;
●	regulatory matters;
●	announcements in the software community;
●	intellectual property and legal matters; and
●	broader industry and market trends unrelated to our performance

In addition, if our revenues or operating results in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the company's common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company's reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company's common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

Our principal executive offices are located at 4162 Meyerwood Drive, Houston, TX 77025.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

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

	High	Low
Fiscal 2017
March 31, 2017	$0.25	$0.25
June 30, 2017	$0.25	$0.25
September 30, 2017	$3.95	$2.10
December 31, 2017	$4.00	$3.94

Fiscal 2018
March 31, 2018	$4.89	$4.25
June 30, 2018	$4.89	$4.25
September 30, 2018	$8.00	$2.00
December 31, 2018	$6.50	$6.50

The sale price of our common stock as reported on the OTC Pink Market was $6.50 on December 31, 2018. As of December 31, 2018, there were approximately 41 recorded owners of our common stock.

Dividend Policy

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2018 and 2017 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Overview and Outlook

The Company was incorporated in September 2013. Our business model is to purchase or trade stock for oil and gas properties to be held as long-term assets. Oil and gas commodity pricing has stabilized under the current economic market conditions bringing the U.S. to become the number one producer in the world. The momentum to drill using enhanced drilling technology in previously undeveloped areas assures the continued value of these properties. Our lean operating structure will position us well to compete in this very competitive market. Our strategy is to acquire producing properties, which have proven un-drilled locations available for further development. There are an abundance of good drilling prospects available that have either been overlooked or are not big enough for the larger companies. In the process of identifying these drilling prospects, the Company will utilize the expertise of existing staff and employ the highest caliber contract engineering firms available to further evaluate the properties. To qualify for acquisition, the calculated cash flow after taxes and operating expenses, including ten percent (10%) interest per year, will recover the acquisition cost in 22 to 30 months. The cash flow calculation will be based conservatively on $55 per barrel of oil and $3.50 per MCF of gas. In addition, the selection criteria will require the life of current producing wells to be 7 years or longer and the field must have a minimum total life of 15 years.

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

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (U.S. GAAP) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

Results of Operations

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

During the years ended December 31, 2018 and 2017, the Company had minimal revenues from its operating activities. In part, because such activities were focused on identifying potential opportunities and properties.

During the year ended December 31, 2018, the Company recognized a net loss of $1,525,378 compared to $262,585 for the year ended December 31, 2017. The increase of $1,262,793 was primarily a result increases in Director Fees of $820,640, Officer Salaries of $182,500, Interest Expense of $73,109 and losses related to derivative liabilities of $169,036.

Liquidity and Capital Resources

As of December 31, 2018, the Company had total current assets of $240, consisting of cash. As of December 31, 2018, the Company had total current liabilities of $1,195,291 which includes $39,110 in accounts payable, $326,201 in accrued director fees, $185,537 in accrued officer salaries, $608,598 in derivative liability, $11,479 in interest payable, and a short-term advance from related party of $24,366. The Company had a working capital deficit of $1,195,051.

During the year ended December 31, 2018, the Company used cash of $64,767 in our operations compared to $78,873 during the year ended December 31, 2017. $10,000 of cash was used in conjunction with a possible acquisition. No cash was provided or used by investing activities during the year ended December 31, 2017. During the year ended December 31, 2018, the Company received funds of $73,946 from our financing activities compared to $79,481 during the year ended December 31, 2017. Net cash decreased $821for the year ended December 31, 2018, and increased $608 for the period ended December 31, 2017.

At various times during the year ended December 31, 2018, AEI Acquisition Company, LLC, a related party, advanced funds to the Company for operating expenses. During the year ended December 31, 2018, the related party advanced a total of $49,580 to the company, and advanced a net amount of $90,866 during the year ended December 31, 2017. During 2018, Fidare, a related party, advanced the Company $24,366. This advance bears no interest and is due on demand.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(64,797)	$(78,873)
Net cash used in investing activities	(10,000)	-
Net cash provided by financing activities	73,946	79,841
Net increase (decrease) in Cash	(821)	608
Cash, beginning of year	1,061	453
Cash, end of year	$240	$1,061

Short Term

On a short-term basis, the Company has not generated any revenue or revenues sufficient to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

Capital Resources

Other than the targeted acquisitions, the Company has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

The Company does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Once exploration commences, its needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company's expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future petroleum exploration operations. The Company has no revenues. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, the Company may pay its proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farm-out, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in two financial institutions at December 31, 2018. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company follows the authoritative accounting guidance for measuring fair value of assets and liabilities in its financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. The Company is able to classify fair value balances based on the observability of these inputs. The authoritative guidance for fair value measurements establishes three levels of the fair value hierarchy, defined as follows:

•	Level 1: Unadjusted, quoted prices for identical assets or liabilities in active markets.

•

Level 2: Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly for substantially the full term of the asset or liability.

•	Level 3: Significant, unobservable inputs for use when little or no market data exists, requiring a significant degree of judgment.

The hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements. Depending on the particular asset or liability, input availability can vary depending on factors such as product type, longevity of a product in the market and other particular transaction conditions. In some cases, certain inputs used to measure fair value may be categorized into different levels of the fair value hierarchy. For disclosure purposes under the accounting guidance, the lowest level that contains significant inputs used in the valuation should be chosen.

Impairment of Long-Lived Assets

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the year ended December 31, 2017, the Company evaluated the future production of its leases through the termination of each lease. Through its analysis, the Company determined the present value of future production was less than the carrying value of the leases on the balance sheet. The Company recorded an impairment loss of $11,250 during the year ended December 31, 2017. There was no impairment recorded in 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Alpha Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Energy, Inc. (the “Company”) as of December 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LBB & Associates, Ltd., LLP

LBB & Associates, Ltd., LLP

We have served as the Company's auditor since 2018.

Houston, Texas

April 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Alpha Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alpha Energy, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

April 15, 2018

ALPHA ENERGY, INC.

BALANCE SHEETS

	For the year ended December 31,
	2018	2017
ASSETS
Current Assets
Cash	$240	$1,061
Account receivable	-	1,285
Total current assets	240	2,346

Oil and gas property, unproved, full cost	10,000	-

Total assets	$10,240	$2,346

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable	$550,848	$14,759
Interest payable	11,479	3,192
Short term advance from related party	24,366	-
Derivative liability	608,598	238,674
Total current liabilities	1,195,291	256,625

Convertible Credit line payable – related party, net of discount of $29,494 and $68,005, respectively	110,952	22,861
Asset retirement obligation	710	635
Total liabilities	1,306,953	280,121

Stockholder’s deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,132,428 and 17,016,428 issued and outstanding at December 31, 2018 and 2017, respectively	1,714	1,702
Additional paid in capital	607,806	101,378
Accumulated deficit	(1,906,233)	(380,855)
Total stockholders’ deficit	(1,296,713)	(277,775)

Total liabilities and stockholders’ deficit	$10,240	$2,346

See accompanying notes to financial statements.

ALPHA ENERGY, INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2018	2017
REVENUES
Oil & Gas sales	$2,346	$4,472
Lease operating expenses	2,677	5,735

Gross margin	(331)	(1,263)

Operating expenses
Professional services	41,698	64,741
Board of Director Fees	826,640	-
General and administrative	239,988	10,755
Impairment loss	-	11,250
Total operating expenses	1,108,326	86,746

Loss from operations	(1,108,657)	(88,009)

Other expenses
Interest expense	(96,377)	(23,268)
Loss on initial measurement of derivative liability	(122,362)	(2,912)
Loss on fair market value of derivative liability	(197,982)	(148,396)
Total other expense	(416,721)	(174,576)

Provisions for income taxes	-	-

Net loss	$(1,525,378)	$(262,585)

Net loss per common share, basic and diluted	$(0.09)	$(0.02)

Weighted average common shares outstanding, basic and diluted	17,066,576	17,016,428

See accompanying notes to financial statements.

ALPHA ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Conv. Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	-	-	17,016,428	$1,702	$92,278	$(118,270)	$(24,290)
Forgiveness for related party loans	-	-	-	-	9,100	-	9,100
Net Loss	-	-	-	-	-	(262,585)	(262,585)
Balance at December 31, 2017	-	-	17,016,428	1,702	101,378	(380,855)	(277,775)

Stock issued in lieu of cash for directors' compensation	-	-	116,000	12	506,428	-	506,440
Net Loss	-	-	-	-	-	(1,525,378)	(1,525,378)
Balance at December 31, 2018	-	-	17,132,428	$1,714	$607,806	$(1,906,233)	$(1,296,713)

See accompanying notes to financial statements.

ALPHA ENERGY, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(1,525,378)	$(262,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for compensation	506,440	-
Debt discount amortization	88,091	19,361
Excess fair market value of initial measurement of derivative liability	122,362	2,912
Loss on fair market value of derivative liability	197,982	148,396
Impairment loss	-	11,250
Asset retirement obligation expense	75	68
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,285	(1,285)
Accounts payable	536,089	(182)
Interest Payable	8,287	3,192
Net cash used in operating activities	(64,767)	(78,873)

Cash flows from investing activities
Advance to related party	-	(445)
Repayment from related party		445
O&G Purchase	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities
Proceeds from convertible credit line payable – related party	49,580	92,866
Proceeds from related party advances	24,366	8,030
Payments on convertible credit line payable – related party	-	(2,000)
Repayments of related party loans	-	(19,415)
Net cash provided by financing activities	73,946	79,481

Net change in cash	(821)	608
Cash, beginning of period	1,061	453
Cash, end of period	$240	$1,061

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash financing activities
Debt discount on convertible credit line payable – related party	$49,580	$87,366
Forgiveness of related parties’ loans	$-	$9,100
Payment of expenses by related party on behalf of the Company	$-	$2,630

See accompanying notes to financial statements.

ALPHA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Revenue and Cost Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at December 31, 2018 or 2017. The Company recorded revenues of $2,346 and $4,472 and costs of revenues totaling $2,677and $5,735 during the years ended December 31, 2018 and 2017. There was $0 and $1,285 of accounts receivable at December 31, 2018 and 2017.

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

Capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to prove reserves would significantly change.

Concentrations of Risk

The Company has interest in three separate oil and gas leases, all of which are located in the state of Colorado. Environmental and regulatory factors within the state beyond the control of the Company may limit the Company’s future production of all its leases.

The Company has a single buyer for the gas produces from one of its leases. The loss of this buyer would have a material adverse impact on our business.

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proven oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the year ended December 31, 2017, the Company evaluated the future production of its leases through the termination of each lease. Through its analysis, the Company determined the present value of future production was less than the carrying value of the leases on the balance sheet. The Company recorded an impairment loss of $11,250 during the year ended December 31, 2017. There was no impairment recorded in 2018.

Asset retirement obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred. The Company had accrued an asset retirement obligation liability totaling $710 and $635 as of December 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements Adopted During the Period

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 provides guidance concerning the recognition and measurement of revenue from contracts with customers. The objective of ASU 2014-09 is to increase the usefulness of information in the financial statements regarding the nature, timing and uncertainty of revenues.

The Company adopted ASU 2014-09 using the modified retrospective approach. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Issued But Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share- based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. However, as the Company has a full valuation allowance against its deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815)”. ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments require entities that present EPS in accordance with Topic 260 to recognize the effect of the down round feature when triggered with the effect treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of ASU 2017-11 will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

NOTE 3 – OIL AND GAS PROPERTY

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement effective April 1, 2019. Chicorica has developed an oil and gas exploration project in northeastern New Mexico (the“Frostback Project”) that includes several prospective areas and Alpha is interested in exploring in these areas and utilizing Chicorica’s seismic and other data and expertise. The agreement is for $85,000 with $10,000 paid on signing the LOI and $75,000 due by May 2, 2019. If the final payment is not made by May 2, 2019, the Company can extend the agreement through June 17, 2019 for an additional extension fee of $10,000.

NOTE 4 – INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year ended December 2018 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open for IRS inspection.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

2017
Income tax provision at the federal statutory rate	35.00%
Income tax provision at the state statutory rate	4.63%
Effect on operating losses	(39.63% )
Change in federal statutory tax rate	21.00%
Net effect	(14% )
-

The net deferred tax assets consist of the following:

	2018	2017
Net operating loss carry forward	$537,000	$170,067
Change in statutory tax rate		(23,809)
Valuation allowance	(537,000)	(146,258)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2018	2017
Tax benefit at effective rate (25.63%)	$391,000	$43,588
Increase in valuation allowance	(391,000)	(43,588)
Net income tax benefit	$-	$-

The net federal operating loss carry forward will expire in 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5 – STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001par value common stock.

The Company compensates its four directors with 2,000 shares of stock each month per director. During 2018, the Company issued 116,000 shares of common stock valued at $506,440 as board of director compensation. As of December 31, 2018, the Company has accrued 60,000 shares of stock valued at $326,201 for director fees. .

NOTE 6 – STOCK WARRANTS

Through the year ended December 31, 2014, the Company issued warrants in connection with common stock issued for cash. The following table summarizes all stock warrant activity for the year ended December 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	240,000	0.125
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(240,000)	0.125
Outstanding, December 31, 2017	-	$-

The weighted average remaining contractual life of options outstanding as of December 31, 2017, was approximately 0.00 and 0.20 years, respectively. The exercise price of these options was $0.125 and the intrinsic value of the options as of December 31, 2017 is $0.00, respectively.

There are no stock warrants at December 31, 2018.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

The Company received advances from related parties totaling $24,366 and $8,030 and were repaid $0 and $19,415 during the years ended December 31, 2018 and 2017, respectively. Additionally, the Company recorded forgiveness of related party loans to additional paid in capital totaling $9,100 during the year ended December 31, 2017. The advances from related parties are not convertible, bear no interest and are due on demand. There was $24,366 and $0 due to related parties as of December 31, 2018 and 2017, respectively.

During the year ended December 31, 2017 the Company made advances to related parties of $445 which were repaid during the same year. The advances are non-interest bearing and due on demand. There was $0 due from related parties as of December 31, 2018 and 2017.

During the year ended December 31, 2017, the majority owners of the Company sold their stock in a private transaction to AEI Acquisition Company, LLC. Immediately after the close of the transaction, AEI Acquisition Company owned 93% of the issued and outstanding shares of the Company.

During the year ended December 31, 2017, the Company converted existing notes payable due to AEI Acquisition Company of $87,366 to a convertible credit line. See Note 9 – Convertible Credit Line Payable – Related Party

NOTE 8 – NOTES PAYABLE

On February 1, 2017, the Company executed a promissory note for $56,216. The note bears simple interest at a rate of 3.75%, is not convertible to equity of the Company and is due on February 1, 2018. During the three months ended June 30, 2017, the Company received additional advances of $7,600. During the three months ended September 30, 2017, the Company made repayments of $2,000 and received additional advances of $23,550. On September 1, 2017, the outstanding balance of $87,366 on the note payable was converted to a convertible credit line payable as discussed in Note 9 – Convertible Credit Line Payable – Related Party.

NOTE 9 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended December 31, 2017, the Company amortized $19,361 of the discount as interest expense leaving an unamortized discount of $68,005 as of December 31, 2017. See discussion of derivative liability in Note 10 – Derivative Liability.

The Company made payments of $2,000 on the credit line during the year ended December 31, 2017 and received additional advances of $5,500. There was $90,866 of principal and $3,192 of accrued interest outstanding as of December 31, 2017. As of December 31, 2017 there was an unamortized debt discount of $68,005 resulting in a net balance represented on the balance sheet of $22,861.

In 2018, the Company received additional advances of $49,580. The Company measured the derivative liability and recorded a debt discount of $49,580 upon initial measurement. During the year ended December 31, 2018, the Company amortized $88,091 of the discount as interest expense leaving an unamortized discount of $29,494 as of December 31, 2018. There was $140,446 of principal and $11,479 of accrued interest outstanding as of December 31, 2018. The balance, net of the unamortized discount was $110,952 on the December 31, 2018 balance sheet.

The credit line has a maturity date of March 1, 2019. On March 1, 2019 the credit line was extended to March 1, 2021 with no changes.

NOTE 10 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Liabilities	-	-	-	-
Derivative Liability	-	-	$608,598	$608,598

	Level 1	Level 2	Level 3	Fair Value at December 31, 2017
Liabilities	-	-	-	-
Derivative Liability	-	-	$238,674	$238,674

As of December 31, 2018, and 2017, the Company had a $608,598 and $238,674 derivative liability balance on the balance sheets, respectively and recorded a loss from derivative liability fair value adjustment of $197,982 and $148,396 during the year ended December 31, 2018 and 2017, respectively. The Company assessed its outstanding convertible credit line payable as summarized in Note 9 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

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

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the year ended December 31, 2018 of $197,982. The derivative liabilities were initially measured at $171,942, resulting in a loss on initial measurement of $122,362, using the following assumptions: exercise price of $1.50, 33,053 common share equivalents, and a weighted average fair value of the common stock of $5.20 per share. The fair market value adjustments as of December 31, 2018 were calculated utilizing a max valuation method using the following assumptions: exercise price of $1.50, 93,630 common share equivalents, and a fair value of the common stock of $6.50 per share.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2016	$-
Derivative liabilities recorded	87,366
Day one loss	2,912
Change due to note conversion	-
Loss on change in derivative fair value adjustment	148,396
Balance at December 31, 2017	$238,674
Derivative liabilities recorded	49,580
Day one loss	122,362
Loss on change in derivative fair value adjustment	197,982
Balance at December 31, 2018	608,598

NOTE 11 – COMMITMENTS

Effective November 1, 2018, the Company entered into an employment contract with the President and CFO of the Company. The President will receive an annual salary of $120,000, increasing 10% per year for five years. In addition, the employee will receive $750 per month for health insurance, will receive a year-end bonus of 25,000 shares of the Company stock and will receive a .03125% overriding royalty interest in each future producing well. As of December 31, 2018, the Company had $185,537 accrued related to this contract including the value of the 25,000 shares ($162,500) which had not been issued by December 31, 2018.

NOTE 12 – SUBSEQUENT EVENTS

During the period January through March 2019 the Company sold 128,000 shares of common stock at $1.00 per share to raise operating capital. As of March 31, 2019, the shares have not been distributed. The shares will be distributed in April, 2019.

On March 13th, 2019, Alpha Energy, Inc. (the “Company”) entered into a Purchase and Sale Agreement (the “Agreement”) with Premier Gas Company, LLC. (“Premier”) to acquire oil and gas assets in Oklahoma in consideration of a Purchase Price of One Million Six Hundred Thousand Dollars ($1,600,000.00) (the “Purchase Price”) that includes a non-refundable deposit in the amount of Fifty Thousand Dollars ($50,000.00) (the “Deposit) through the Escrow Agent. The Deposit shall be credited against the cash portion of the Purchase Price at Closing. Although the dates on the Purchase and Sale agreements were dated January 29th, 2019, the contracts were not ultimately delivered to the company until March 13th, 2019 and deposit was advanced to the Escrow Agent.

On January 1, 2019 the Company entered into a Consulting Services Agreement with 5 Letter J’s, LLC to facilitate a business plan for instituting a $26,500,00 capital raise through the sale of Company Class A Preferred stock. The agreement is for an initial 3-month period and can be extended perpetually. The monthly fee is $5,000 with a grant of 60,000 shares of restricted Company Common stock for the period of the agreement.

On April 1, 2019, the Company entered into an agreement with Rebus Capital Group, LLC to act as corporate finance advisor in identifying, introducing and arranging a selling syndicate of broker dealers for the purpose of placing preferred stock financing. The agreement is for a six month period. The company will issue 100,000 shares of common stock on the effective date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Our Principal Executive Officer and Principal Financial Officer, John Lepin, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based upon this evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2018.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

□	Lack of appropriate segregation of duties,

□	Lack of control procedures that include multiple levels of supervision and review, and

□	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2018 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers Name	Age	Position

John M. Devlin Jr.*	73	Director

David E. Anderson, P. E ****	55	Director

John Lepin	72	Director, CFO/President

Lacey Kellogg**	52	Director

Richard M. Nummi ***	51	Director

Robert J. Flynn, Jr. *****	72	Director

* Deceased as of March 8, 2018

** as of February 26, 2018.

*** as of July 1, 2018

**** Resigned from Board September 25, 2018

***** as of October 1 , 2018

Directors, Executive Officers, Promoters and Control Persons

John Lepin, MBA, has over 30 years of experience in accounting, taxation, and management. He has experience in all areas of oil & gas accounting, start-up operations and general management. Prior to joining Alpha Energy, Inc., he consulted with private and public companies. He started his career at Ladd Petroleum, a subsidiary of General Electric and has held controller positions with KC Resources, Royale Energy, Blue Dolphin Energy, Aurora Oil & Gas and Patara Oil & Gas and served as CFO of Grand Gulf Energy.

Lacie Kellogg. Ms. Kellogg has 29 years of accounting experience 24 of which are in the Oil and Gas industry. Her experience is in the areas of Financial Reporting both public and private, domestic and international, Operations Accounting and Software Implementation. Lacie earned her BBA from the University of Houston and has worked with Carrizo Oil and Gas, Aurora Oil & Gas, an Australian based company, and as a private consultant in the energy field. She is a member of COPAS and is active in the local chapter.

David E. Anderson, P.E. is a board-experience leader with 30 years of experience in achieving profitable growth in environmental consulting and industrial services, construction, engineering and corporate real estate.

John M. Devlin Jr. has over 30 years of experience in dealing with public companies and management.

Richard M. Nummi, Eaq., has over two decades of professional compliance and regulatory experience. He has been counsel to the Securities and Exchange Commission serving as senior counsel to the office of compliance inspections and examinations where his was quite extensive. Through the years he has headed compliance departments for many financial service entities of significance including Morgan Stanley, Jefferson Pilot, Kemper and others.

Robert J. Flynn, Jr., Esq., is a graduate of Georgetown University School of Foreign Services (B.S.F.S.), a graduate of Georgetown Law Center (J.D.) and a graduate of George Washington National Law Center (L.L.M.). He is a member of the District of Columbia Bar since 1969 and has practiced law both in the District of Columbia and elsewhere since that time.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors perform the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Principal Executive Officer and our other executive officers during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
John Lepin,	2017
CFO, Director	2018	21,500	-	404,780	-	-	-	20,300	446,580
John M. Devlin Jr.,	2017
Dir.	2018	-	-	16,680	-	-	-	-	16,680
Lacey Kellogg,
Director	2018*	-	-	225,600	-	-	-	-	225,600
David E. Anderson,	2017
Director	2018	-	-	155,800	-	-	-	-	155,800
Richard M. Nummi,
Director	2018	-	-	125,520	-	-	-	-	125,520
Robert J. Flynn, Jr.,
Director	2018	-	-	66,960	-	-	-	-	66,960
FORMER OFFICERS & DIRECTORS
Karen Ziegler,
President, CEO	2017	-	-	-	-	-	-	-	-
Fred L. Croci, Vice President	2017	-	-	-	-	-	-	-	-
Reginald A. Kemp, Secretary	2017	-	-	-	-	-	-	-	-

* Not appointed until March 2018.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2018.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)
AEI Acquisition, LLC	2600 E. Southlake Blvd., Suite 120-366 Southlake, TX. 76092	92.7%	15,880,201
All Directors and Officers as a Group (2 persons)		0%	0

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2018 (17,132,428).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by MaloneBailey LLP for year ended December 31, 2017 were $26,000.

The audit fees charged by LBB & Associates Ltd., LLP for year ended December 31, 2018 were $12,000.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES.

We do not have an audit committee. Our Board acts in total as the audit committee

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit			Incorporated by reference
Number	Exhibit Description	Filed	Period	Filing
31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Energy, Inc.

/s/ John Lepin John Lepin, CFO/President

Date: April 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Lepin John Lepin	Principal Executive Officer, Principal Financial Officer and Director	April 15, 2018