Form 10-Q
period 2019-03-31
ALPHA ENERGY INC
filed 2019-05-20
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from to

Commission File Number: 333-197642

Alpha Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	90-1020566
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4162 Meyerwood Drive, Houston TX     77025

(Address of principal executive offices) (Zip Code)

Registrant's Phone: 713-316-0061

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	APHE	Other OTC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 20, 2019, the issuer had 17,556,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements

March 31, 2019

ALPHA ENERGY, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$8,375	$240

Total current assets	8,375	240
Oil and gas property, unproved, full cost	80,000	10,000
Total assets	$88,375	$10,240
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable	$71,868	550,848
Interest payable	14,208	11,479
Short term advances related party	17,332	24,366
Short term note payable	50,000	-
Derivative liability	136,446	608,598
Total current liabilities	289,854	1,195,291
Convertible Credit line payable – related party, net of discount of $8,891 and $29,494, respectively	127,555	110,952
Asset retirement obligation	729	710
Total liabilities	418,138	1,306,953
Stockholder’s deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,456,428 and 17,132,428 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,746	1,714
Additional paid in capital	1,335,475	607,806
Accumulated deficit	(1,666,984)	(1,906,233)
Total stockholders’ deficit	(329,763)	(1,296,713)
Total liabilities and stockholder’s’ deficit	$88,375	$10,240

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2019	2018
Revenues	$2,270	$1,540
Lease operating expenses	2,902	842
Gross margin	(632)	698

Operating expenses
Professional services	118,908	22,183

Board of Director Fees	48,000	-

General and administrative	42,031	18,971
Total operating expenses	208,939	41,154

Loss from operations	(209,571)	(40,456)

Other income (expense)
Interest expense	(23,332)	(17,407)
Loss on initial measurement of derivative liability	-	(38,528)
Gain (loss) on fair market value of derivative liability	472,152	(19,814)
Total other income (expense)	448,820	(75,749)

Provision for income taxes	-	-

Net income (loss)	$239,249	$(116,205)

Net income (loss) per share, basic	$.01	$(0.01)
Net income (loss) per share, diluted	$.01	$(0.01)

Weighted average shares outstanding, basic	17,323,284	17,016,428
Weighted average shares outstanding, diluted	17,459,730	17,016,428

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$239,249	$(116,205)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Debt discount amortization	20,603	15,658
Excess fair market value of initial measurement of derivative liability	-	38,528
Stock issued for consulting	60,000
(Gain) loss on fair market value of derivative liability	(472,152)	19,814
Asset retirement obligation expense	19	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-
Account receivable	-	(1,540)
Accounts payable	57,721	20,257
Interest payable	2,729	1,750
Net cash used in operating activities	$(91,831)	$(21,720)

Cash flows from investing activities
Capital expenditures	(70,000)	-
Net cash used in investing activities	(70,000)	-

Cash flows from financing activities
Proceeds from related party advances	19,841
Proceeds from note payable	50,000

Proceeds from sale of stock	131,000	-

Proceeds from convertible credit line payable – related party	-	21,580
Repayments of related party advances	(30,875)	-
Net cash provided by financing activities	169,966	21,580

Cash, beginning of period	240	1,061
Net change in cash	8,135	(140)
Cash, end of period	$8,375	$921

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Debt discount on convertible credit line payable – related party	$-	$21,580
Stock issued for accrued compensation and director fees	$536,701	$-

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements March 31, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2019 and 2018, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

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

Revenue and Cost Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at March 31, 2019 or December 31, 2018. The Company recorded revenues of $2,270 and $1,540 and costs of revenues totaling $2,902 and $842 during the three months ended March 1, 2019 and 2018. There were no accounts receivable at March 31, 2019 and December 31, 2018.

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

Accounting Standards Adopted During the Quarter Ended March 31, 2019

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach.  The modified retrospective approach provides a method for recording existing leases at the application date.  In addition, the Company elected the available practical expedients permitted under the transaction guidance within the new standard.  There was no impact from the adoption of the new standard as the Company does not currently have any operating leases.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

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

During the three months ended March 31, 2019, the Company received no advances from AEI Acquisition Company, a majority shareholder, from its convertible credit line. See Note 4 – Convertible Credit Line Payable – Related Party. During the three months ended March 31, 2019, the Company received $23,841 in short-term advances from Fidare Consulting Group, LLC. The Company repaid $30,875 on the advances leaving a balance of $17,332 at March 31, 2019.

NOTE 4 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2019
Liabilities

Derivative Liability	$-	$-	$136,446	$136,446

	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Liabilities

Derivative Liability	$-	$-	$238,674	$238,674

As of March 31, 2019, the Company had a $136,446 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $472,152 during the three months ended March 31, 2019.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the three months ended March 31, 2019 of $472,152. The fair market value adjustments as of March 31, 2019 were calculated utilizing a max valuation method using the following assumptions: exercise price of $1.00, 136,446 common shares the balance can be converted into and a stock price at measurement date of $1.00.

A summary of the activity of the derivative liability for the year ended December 31, 2018 is shown below:

Balance at December 31, 2017	$	. 238,674
Derivative liabilities recorded		49,580
Day one loss		122,362
Change due to note conversion		-
Loss on change in derivative fair value adjustment		197,982
Balance at December 31, 2018		$608,598

A summary of the activity of the derivative liability for the three months ended March 31, 2019 is shown below:

Balance at December 31, 2018	$608,598
Derivative liabilities recorded	-
Day one loss	-
Change due to note conversion	-
Gain on change in derivative fair value adjustment	(472,152)
Balance at March 31, 2019	$136,446

NOTE 5 – EQUITY

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001par value common stock.

The Company compensates its four directors with 2,000 shares of stock each month per director. For the three months ended March 31, 2019, 48,000 shares with a fair value of $48,000 were issued for stock compensation along with 60,000 shares previously accrued as of December 31, 2018.

During the quarter ended March 31, 2019, the Company issued 60,000 shares of common stock with a fair value of $60,000 for consulting services.

During March 2019, the Company sold 131,000 shares of common stock for $1 per share in a private placement. These shares have not yet been issued. The shares are considered issued and outstanding as of March 31, 2019 as the issuance of the shares is considered an administrative act.

NOTE 6 – NOTE PAYABLE

Effective March 30, 2019, the Company borrowed $50,000 which was used to fund the deposit for the Purchase and Sale Agreement with Premier Gas Company, LLC (see Note 7). The note is due and payable on April 30, 2019 and is secured by 50,000 shares of Company common stock. If the note is not paid by April 30, 2019, interest will accrue on the note at $50 per day or 36.5% per annum. As of May 20, 2019, the Company is in default and has accrued $1,000 of interest.

NOTE 7 – OIL AND GAS PROPERTIES

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement effective April 1, 2019. Chicorica has developed an oil and gas exploration project in northeastern New Mexico (the“Frostback Project”) that includes several prospective areas and Alpha is interested in exploring in these areas and utilizing Chicorica’s seismic and other data and expertise. The agreement is for $85,000 with $10,000 paid on signing the LOI and $75,000 due by May 2, 2019. If the final payment is not made by May 2, 2019, the Company can extend the agreement through June 17, 2019 for an additional extension fee of $10,000. As of May 20, 2019, the Company has not made the extension payment.

On March 13th, 2019, Alpha Energy, Inc. (the “Company”) entered into a Purchase and Sale Agreement (the “Agreement”) with Premier Gas Company, LLC. (“Premier”) to acquire oil and gas assets in Oklahoma in consideration of a Purchase Price of One Million Six Hundred Thousand Dollars ($1,600,000) (the “Purchase Price”) that includes a non-refundable deposit in the amount of Fifty Thousand Dollars ($50,000) (the “Deposit) through the Escrow Agent. The Deposit shall be credited against the cash portion of the Purchase Price at Closing. Although the dates on the Purchase and Sale agreements were dated January 29th, 2019, the contracts were not ultimately delivered to the company until March 13th, 2019 and the deposit was advanced to the Escrow Agent.

NOTE 8 – COMMITMENTS

On January 1, 2019 the Company entered into a Consulting Services Agreement with 5 Letter J’s, LLC to facilitate a business plan for instituting a capital raise through the sale of Company Class A Preferred stock. The agreement is for an initial 3-month period and can be extended perpetually. The monthly fee is $5,000 with a grant of 60,000 shares of restricted Company Common stock valued at $60,000, for the period of the agreement.

NOTE 9 – SUBSEQUENT EVENTS

During April 2019, the Company sold 41,000 shares of common stock for $41,000 in a private placement. These shares have not been issued.

On April 1, 2019, the Company entered into an agreement with Rebus Capital Group, LLC to act as corporate finance advisor in identifying, introducing and arranging a selling syndicate of broker dealers for the purpose of placing preferred stock financing. The agreement is for a six month period. The company issued 100,000 shares of common stock on the effective date.

On April 19, 2019 the Company entered into Finder Agreement with Maxim Group, LLC to act as an advisor in identifying, introducing and arranging a selling syndicate of broker dealers for the purpose of placing preferred stock financing. The agreement is for a two-year period.

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

The company is actively pursuing acquisition of additional properties in Oklahoma, Texas and New Mexico.

Liquidity and Capital Resources

As of March 31, 2019, we had $8,375 in cash, total current assets of $8,375 and total current liabilities of $289,854. Current assets consisted of $8,375 in cash and no accounts receivable. Current liabilities consisted mainly of $136,446 of derivative liability,

$71,868 in accounts payable and accrued expenses which includes $43,845 in accrued officer’s compensation, a short term note payable of $50,000 and $14,208 in interest payable.

The Company used $91,831 of cash in operating activities during the three months ended March 31, 2019 compared to $21,720 used in operations during the same period in 2018.

The Company used $70,000 of cash in investing activities for exploration costs during the three months ended March 31, 2019. There was no cash used in or provided by investing activities during the three months ended March 31, 2018.

The Company generated cash of $169,966 from financing activities during the three months ended March 31, 2019 which consisted of proceeds from the sale of common stock of $131,000, proceeds of $50,000 from a short term note payable, proceeds from related advances of $19,841 and net of payments on related party advances of $30,875. The Company generated cash of $21,580 from financing activities during the three months ended March 31, 2018 which consisted of proceeds from related party convertible credit line payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated revenues of $2,270 and $1,540 during the three months ended March 31, 2019 and 2018. Total operating expenses were $208,939 during the three months ended March 31, 2019 compared to $41,154 during the same period in 2018. The increase in operating expenses is the result Consulting fees of $105,000, Board of Director fees of $48,000 and an increase in salary expenses of approximately $16,000.

On January 22, 2019, the Board of Directors authorized the sale of $600,000 shares of common stock to fund working capital and escrow deposits on three acquisitions. As of March 31, 2019, 131,000 shares had been sold.

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

Smaller reporting companies are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2019.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ending March 31, 2019 the Company sold 131,000 shares of common stock at $1.00 per share to raise working capital. As of March 31, 2019, the shares have not been distributed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On March 13th, 2019, Alpha Energy, Inc. (the “Company”) entered into a Purchase and Sale Agreement (the “Agreement”) with Premier Gas Company, LLC. (“Premier”) to acquire oil and gas assets in Oklahoma in consideration of a Purchase Price of One Million Six Hundred Thousand Dollars ($1,600,000.00) (the “Purchase Price”) that includes a non-refundable deposit in the amount of Fifty Thousand Dollars ($50,000.00) (the “Deposit) through the Escrow Agent. The Deposit shall be credited against the cash portion of the Purchase Price at Closing. Although the dates on the Purchase and Sale agreements were dated January 29th, 2019, the contracts were not ultimately delivered to the company until March 13th, 2019 and the deposit was advanced to the Escrow Agent.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 20th, 2019

Alpha Energy, Inc.
Registrant

By:	/s/ John Lepin
John Lepin
President/Chief Financial Officer