Form 10-Q
period 2019-06-30
ALPHA ENERGY INC
filed 2019-09-13
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

June 30, 2019

[   ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from _____to_____

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

As of September 11, 2019, the issuer had 17,385,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC. BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$1,044	$240
Prepaid expenses	50,000	-

Total current assets	51,044	240
Oil and gas property, unproved, full cost	12,500	10,000
Total assets	$63,544	$10,240
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$180,162	550,848
Interest payable	19,912	11,479
Short term advances related party	397	24,366
Short term note payable	50,000	-
Derivative liability	132,696	608,598
Total current liabilities	383,167	1,195,291
Convertible Credit line payable – related party, net of discount of $0 and $29,494, respectively	132,696	110,952
Asset retirement obligation	748	710
Total liabilities	516,611	1,306,953
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,619,428 and 17,132,428 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,762	1,714
Additional paid in capital	1,498,459	607,806
Accumulated deficit	(1,953,288)	(1,906,233)
Total stockholders’ deficit	(453,067)	(1,296,713)
Total liabilities and stockholders’ deficit	$63,544	$10,240

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC. STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$714	$3	$2,984	$1,543
Lease operating expenses	1,913	537	4,815	1,379
Gross margin	(1,199)	(534)	(1,831)	164

Operating expenses
Professional services	10,962	359,631	24,870	381,814
General and administrative	145,299	19,084	292,329	38,055
Board of Director fees	48,000	-	96,000	-
Impairment of oil and gas properties	70,000	-	70,000	-

Total operating expenses	274,261	378,715	483,199	419,869

Loss from operations	(275,460)	(379,249)	(485,030)	(419,705)

Other income (expense)
Interest expense	(14,595)	(25,590)	(37,927)	(42,997)
Loss on initial measurement of derivative liability	-	(23,301)	-	(61,829)
Gain (loss) on fair market value of derivative liability	3,750	(2,853)	475,902	(22,667)
Total other income (expense)	(10,845)	(51,744)	437,975	(127,493)
	-	-	-	-

Net loss	$(286,305)	$(430,993)	$(47,055)	$(547,198)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.00)	$(0.03)

Weighted average common shares outstanding, basic and diluted	17,489,125	17,029,615	17,439,947	17,023,058

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE SIX-MONTH PERIODS ENDED June 30, 2019 and 2018 (UNAUDITED)

	Conv. Preferred Stock		Common Stock
					Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	-	$ -	17,016,428	$ 1,702	$ 101,378	$ (380,855)	$ (277,775)
Stock issued for director fees	-	-	84,000	9	380,391	-	380,400
Net loss for the period ending June 30, 2018	-	-	-	-	-	(547,198)	(547,198)
Balance at June 30, 2018	-	$ -	17,100,428	$ 1,711	$481,769	$ (928,053)	$ (444,573)

Balance at December 31, 2018	-	$ -	17,132,428	$ 1,714	$ 607,806	$ (1,906,233)	$ (1,296,713)
Common stock subscribed	-	-	194,000	19	193,981	-	194,000
Stock issued for accrued compensation and director fees			133,000	13	536,688	-	536,701
Stock issued for services	-	-	160,000	16	159,984	-	160,000
Net loss for the period ending June 30, 2019	-	-	-	-	-	(47,055)	(47,055)
Balance at June 30, 2019	-	$ -	17,619,428	$ 1,762	$1,498,459	$ (1,953,288)	$ (453,067)

See accompanying notes to financial statements.

ALPHA ENERGY, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(47,055)	$(547,198)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Debt discount amortization	29,494	39,522
Excess fair market value of initial measurement of derivative liability	-	61,829
Stock issued for consulting	110,000	380,400
(Gain) loss on fair market value of derivative liability	(475,902)	22,667
Impairment loss	70,000	-
Asset retirement obligation expense	38	37
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-
Account receivable	-	935
Accounts payable	171,580	1,537
Interest payable	8,433	3,476
Net cash used in operating activities	(133,412)	(36,795)

Cash flows from investing activities
Capital expenditures	(22,500)	-
Net cash used in investing activities	(22,500)	-

Cash flows from financing activities
Proceeds from related party advances	19,841	-
Proceeds from sale of stock	194,000	-
Proceeds from convertible credit line payable – related party	-	35,846
Repayments of related party advances	(53,375)	-
Payments on convertible debt	(3,750)	-
Net cash provided by financing activities	156,716	35,846
Net change in cash	804	(949)
Cash, beginning of period	240	1,061
Cash, end of period	$1,044	$112

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Debt discount on convertible credit line payable – related party	$-	$35,846
Note Payable for oil and gas property	$50,000	$-
Stock issued for accrued compensation and director fees	$536,701	$-

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements June 30, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2019 and 2018, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Revenue and Cost Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at June 30, 2019 or December 31, 2018. The Company recorded revenues of $2,984 and $1,543 and costs of revenues totaling $4,815 and $1,379 during the six months ended June 30, 2019 and 2018. There were no accounts receivable at June 30, 2019 and December 31, 2018.

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

Accounting Standards Adopted During the Quarter Ended June 30, 2019

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

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements June 30, 2019

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

During the three months ended June 30, 2019, the Company received no advances from AEI Acquisition Company, a majority shareholder, from its convertible credit line.

During the period ending December 31, 2018 the Company received $24,366 in short -term loans from Fidare Consulting Group, LLC. During the three months ended March 31, 2019, the Company received $23,841 in short-term advances from Fidare Consulting Group, LLC. During the three months ended June 30, 2019 the Company repaid in full the short-term loan in the amount of $48,207.

On March 27, 2019 the Company entered into a short-term Promissory Note with ZHQ Holdings (75%), LLP and Pure Oil & Gas, Inc. (25%) for $50,000. The note was due April 30, 2019 and has not been repaid. The note is secured by 50,000 shares of the Company’s common stock at $1.00 per share. The funds were used to pay Escrow Deposit on the Rogers County Project. The note is in default as of June 30, 2019 and therefore, is accruing interest at the rate of $50 per day from April 30, 2019.

NOTE 4 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

Liabilities
	Level 1	Level 2	Level 3
Fair Value at June 30, 2019
Derivative Liability	$-	$-	$132,696

Fair Value at December 31, 2018
Derivative Liability	$-	$-	$608,598

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements June 30, 2019

NOTE 4 – DERIVATIVE LIABILITY (CONTINUED)

As of June 30, 2019, the Company had a $132,696 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $475,902 during the six months ended June 30, 2019.

The fair market value adjustments as of June 30, 2019 were calculated utilizing a max valuation method using the following assumptions: exercise price of $1.00, 132,696 common shares the balance can be converted into and a stock price at measurement date of $1.00.

A summary of the activity of the derivative liability for the year ended December 31, 2018 is shown below:

Balance at December 31, 2017	$238,674
Derivative liabilities recorded	49,580
Day one loss	122,362
Change due to note conversion	-
Loss on change in derivative fair value adjustment	197,982

Balance at December 31, 2018	$608,598

A summary of the activity of the derivative liability for the three months ended June 30, 2019 is shown below:

Balance at December 31, 2018	$608,598
Derivative liabilities recorded	-
Day one loss	-
Change due to note conversion	-
Gain on change in derivative fair value adjustment	(475,902)
Balance at June 30, 2019	$132,696

NOTE 5 – EQUITY

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001 par value common stock.

For the six months ended June 30, 2019, 133,000 shares with a fair value of $536,701 were issued for stock compensation for directors and the CEO.

During the six months ended June 30, 2019, the Company issued 60,000 shares of common stock with a fair value of $60,000 for consulting services.

During the six months ending June 30, 2019, the Company sold 194,000 shares of common stock for $1.00 per share in a private placement. These shares have not yet been issued. The shares are considered issued and outstanding as of June 30, 2019 as the issuance of the shares is considered an administrative act.

On April 2, 2019 the Company entered into a six month Corporate Finance Representation Agreement with Rebus Capital Group, LLC as the Company’s corporate finance advisor. Rebus was issued 100,000 shares of common stock for services valued at $1 per share or $100,000. $50,000 of this amount was recorded as a prepaid expense and is included in current assets on the 2018 balance sheet and will be expensed in the quarter ended September 30, 2019.

NOTE 6 – NOTE PAYABLE

On March 27, 2019 the Company entered into a short-term Promissory Note with ZHQ Holdings (75%), LLP and Pure Oil & Gas, Inc (25%) for $50,000. The note is secured by 50,000 shares of the Company’s common stock at $1.00 per share. The funds were used to fund the deposit for the Purchase and Sale Agreement with Premier Gas Company, LLC (see Note 7). The note was due April 30, 2019 and has not been repaid. The note is in default as of June 30, 2019 and therefore, is accruing interest at the rate of $50 per day from April 30, 2019. Accrued interest on the note as of June 30, 2019 was $3,042.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements June 30, 2019

NOTE 7 – OIL AND GAS PROPERTIES

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement effective August 29, 2019. Chicorica has developed an oil and gas exploration project in northeastern New Mexico (the “Frostback Project”) that includes several prospective areas and Alpha is interested in exploring in these areas and utilizing Chicorica’s seismic and other data and expertise. The agreement is for $95,000 with $10,000 paid on signing the LOI and $85,000 due by October 1, 2019. As of September 6, 2019, the Company has not made the final payment.

On March 13th, 2019, Alpha Energy, Inc. (the “Company”) entered into a Purchase and Sale Agreement (the “Agreement”) with Premier Gas Company, LLC. (“Premier”) to acquire oil and gas assets in Oklahoma in consideration of a Purchase Price of One Million Six Hundred Thousand Dollars ($1,600,000) (the “Purchase Price”) that includes a non-refundable deposit in the amount of Fifty Thousand Dollars ($50,000) (the “Deposit) through the Escrow Agent. The Deposit shall be credited against the cash portion of the Purchase Price at Closing. Although the dates on the Purchase and Sale agreements were dated January 29th, 2019, the contracts were not ultimately delivered to the company until March 13th, 2019 and the deposit was advanced to the Escrow Agent. The note payable associated with the escrow deposit is in default and the Company has recorded $70,000 of impairment of this oil and gas property.

NOTE 8 – COMMITMENTS

On January 1, 2019 the Company entered into a Consulting Services Agreement with 5 Letter J’s, LLC to facilitate a business plan for instituting a $26,500,000 capital raise through the sale of Company Class A Preferred stock. The agreement is for an initial 3-month period and can be extended perpetually. The monthly fee is $5,000 with a grant of 60,000 shares of restricted Company Common stock valued at $60,000 for the period of the agreement.

NOTE 9 – SUBSEQUENT EVENTS

On July 19, 2019, the Company sold 6,000 shares of common stock for $6,000 in a private placement. These shares have not been issued.

On August 26, 2019 AEI Acquisition Company, LLC advanced $13,000 against the Revolving Credit Line to pay professional fees.

On September 5, 2019, the Company sold 5,000 shares of common stock for $5,000 in a private placement. These shares have not been issued.

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

Liquidity and Capital Resources

As of June 30, 2019, we had $1,044 in cash, total current assets of $51,044 and total current liabilities of $383,167. Current assets consisted of $1,044 in cash and $50,000 in prepaid consulting fees. Current liabilities consisted mainly of $132,696 of derivative liability, $180,162 in accounts payable and accrued expenses, a short term note payable of $50,397 and $19,912 in interest payable.

The Company used $133,412 of cash in operating activities during the six months ended June 30, 2019 compared to $36,795 used in operations during the same period in 2018.

The Company used $22,500 of cash in investing activities for exploration costs during the six months ended June 30, 2019. There was no cash used in or provided by investing activities during the six months ended June 30, 2018.

The Company generated cash of $156,716 from financing activities during the six months ended June 30, 2019 which consisted of $194,000 in proceeds from the sale of common stock and $19,841 of proceeds from related party advances and net of $57,125 of repayments on related party advances and the convertible debt.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated revenues of $714 and $3 during the three months ended June 30, 2019 and 2018. Total operating expenses were $274,261 during the three months ended June 30, 2019 compared to $378,715 during the same period in 2018. The change in operating expenses is the result of a decrease in professional fees of approximately$349,000, board of director fees of $48,000 in 2019, impairment of oil and gas properties of $70,000 in 2019 and an increase in General and Administrative expenses of approximately $126,000 for the three months ended June 30, 2019 and June 30, 2018. Board of Director fees were included in Professional Services in the period ending June 30, 2018.

We generated revenues of $2,984 and $1,543 during the six months ended June 30, 2019 and 2018. Total operating expenses were $483,199 during the six months ended June 30, 2019 compared to $419,869 during the same period in 2018. The increase in operating are the result of a decrease in professional fees of approximately $357,000, an increase in board of director fees of $96,000, impairment of oil and gas properties of $70,000 in 2019 and an increase in general and administrative expenses of approximately $254,000 for the six months ended June 30, 2019 and June 30, 2018. Board of Director fees were included in Professional Services in the period ending June 30, 2018.

On January 22, 2019, the Board of Directors authorized the sale of $600,000 shares of common stock to fund working capital and escrow deposits on three acquisitions. As of June 30, 2019, 194,000 shares had been sold.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ending June 30, 2019 the Company sold 194,000 shares of common stock at $1.00 per share to raise working capital. As of June 30, 2019, the shares have not been distributed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: September 11, 2019

Alpha Energy, Inc
Registrant

By:	/s/ John Lepin
John Lepin
President Chief Executive Officer