Form 10-Q
period 2019-09-30
ALPHA ENERGY INC
filed 2019-11-13
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2019

[   ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from  to

Commission File Number: 333-197642

Alpha Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	90-1020566
(State of other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number)

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

[ ]	Large accelerated filer	[ ]	Accelerated Filer
[ ]	Non-accelerated filer	[X]	Small reporting company
		[X]	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of November 12, 2019, the issuer had 17,638,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.

Unaudited Financial Statements September 30, 2019

ALPHA ENERGY, INC.

BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$5,350	$240
Prepaid expenses	-	-
Total current assets	5,350	240

Oil and gas property, unproved, full cost	37,591	10,000

Total assets	$42,941	$10,240
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$327,907	550,848
Interest payable	26,865	11,479
Short term advances related party	397	24,366
Short term note payable	50,000	-
Derivative liability	142,446	608,598
Total current liabilities	547,615	1,195,291
Convertible Credit line payable – related party, net of discount of $9,133 and $29,494, respectively
	133,314	110,952
Asset retirement obligation	767	710
Total liabilities	681,696	1,306,953
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,638,428 and 17,132,428 issued and outstanding at September 30, 2019 and December 31, 2018, respectively
	1,764	1,714
Additional paid in capital	1,517,457	607,806
Accumulated deficit	(2,157,976)	(1,906,233)
Total stockholders’ deficit	(638,755)	(1,296,713)
Total liabilities and stockholders’ deficit	$42,941	$10,240

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$873	$481	$3,857	$2,024
Lease operating expenses	254	1,048	5,069	2,427
Gross margin	619	(567)	(1,212)	(403)

Operating expenses
Professional services	5,004	12,051	29,874	33,436
General and administrative	144,732	13,256	437,061	31,340
Board of Director Fees	48,000	184,600	144,000	565,000
Impairment of oil and gas properties	-	-	70,000	-
Total operating expenses	197,736	209,907	680,935	629,776

Loss from operations	(197,117)	(210,474)	(682,147)	(630,179)

Other income (expense)
Interest expense	(7,571)	(26,645)	(45,498)	(69,642)
Loss on initial measurement of derivative liability	-	(102,350)	-	(164,179)
Gain (loss) on fair market value of derivative liability	-	(379,529)	475,902	(402,196)
Total other income (expense)	(7,571)	(508,524)	430,404	(636,017)

Provision for income taxes	-	-	-	-

Net loss	$(204,688)	$(718,998)	$(251,743)	$(1,266,196)

Net loss per common share, basic and diluted	$(0.01)	$(0.04)	$(0.01)	$(0.07)

Weighted average common shares outstanding, basic and diluted	17,390,224	17,016,428	17,500,432	17,100,428

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE-MONTH PERIODS ENDED September 30, 2019 and 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	-	$-	17,016,428	$1,702	$101,378	$(380,855)	$(277,775)
Stock issued for director fees	-	-	84,000	9	380,391	-	380,400
Net loss for the period ending September 30, 2018	-	-	-	-	-	(1,266,196)	(1,266,196)
Balance at September 30, 2018	-	$-	17,100,428	$1,711	$481,769	$(1,647,051)	$(1,163,571)

	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	-	$-	17,132,428	$1,714	$607,806	$(1,906,233)	$(1,296,713)
Common stock subscribed	-	-	213,000	21	212,979	-	213,000
Stock issued for accrued compensation and director fees	-	-	133,000	13	536,688	-	536,701
Stock issued for services	-	-	160,000	16	159,984	-	160,000
Net loss for the period ending September 30, 2019	-	-	-	-	-	(251,743)	(251,743)
Balance at September 30, 2019	-	$-	17,638,428	$1,764	$1,517,457	$(2,157,976)	$(638,755)

See accompanying notes to financial statements.

ALPHA ENERGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(251,743)	$(1,266,196)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Debt discount amortization	30,112	64,622
Excess fair market value of initial measurement of derivative liability	-	164,179
Stock issued for consulting	160,000	380,400
(Gain) loss on fair market value of derivative liability	(475,902)	402,196
Impairment loss	70,000
Asset retirement obligation expense	57	56
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	-
Account receivable	-	1,285
Accounts payable	319,325	186,252
Interest payable	15,386	5,021
Net cash used in operating activities	(132,765)	(62,185)

Cash flows from investing activities
Capital expenditures	(47,591)	(10,000)
Net cash used in investing activities	(47,591)	(10,000)

Cash flows from financing activities
Proceeds from sale of stock	213,000	-
Proceeds from convertible credit line payable – related party	13,000	73,946
Net repayments of related party advances	(33,534)	-
Payments on convertible credit line payable – related party	(7,000)	-
Net cash provided by financing activities	185,466	73,946
Net change in cash	5,110	1,761
Cash at beginning of period	240	1,061
Cash, end of period	$5,350	$2,822

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Debt discount on convertible credit line payable – related party	$-	$73,946
Note Payable for oil and gas property	$-	$-
Stock issued for accrued compensation and director fees	$536,701	$-

See accompanying notes to unaudited financial statements.

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

September 30, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2019 and 2018, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. It is suggested that these unaudited interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Revenue and Cost Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at September 30, 2019 or December 31, 2018. The Company recorded revenues of $3,857 and $2,024 and costs of revenues totaling $5,069 and $2,427 during the nine months ended September 30, 2019 and 2018. There were no accounts receivable at September 30, 2019 and December 31, 2018.

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

Accounting Standards Adopted During the Quarter Ended September 30, 2019

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

September 30, 2019

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

During the nine months ended September 30, 2019, the Company received $13,000 advances and repaid $11,000 from AEI Acquisition Company, a majority shareholder, from its convertible credit line.

On March 27, 2019 the Company entered into a short-term Promissory Note with ZHQ Holdings (75%), LLP and Pure Oil & Gas, Inc. (25%) for $50,000. The note was due April 30, 2019 and has not been repaid. The note is secured by 50,000 shares of the Company’s common stock at $1.00 per share. The funds were used to pay Escrow Deposit on the Rogers County Project. The note is in default as of September 30, 2019 and therefore, is accruing interest at the rate of $50 per day from April 30, 2019.

NOTE 4 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2019
Liabilities
Derivative Liability	$-	$-	$142,466	$142,466

	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Liabilities
Derivative Liability	$-	$-	$608,598	$608,98

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

September 30, 2019

NOTE 4 – DERIVATIVE LIABILITY (CONTINUED)

As of September 30, 2019, the Company had a $142,466 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $475,902 during the nine months ended September 30, 2019.

The fair market value adjustments as of September 30, 2019 were calculated utilizing a max valuation method using the following assumptions: exercise price of $1.00, 142,466 common shares the balance can be converted into and a stock price at measurement date of $1.00.

A summary of the activity of the derivative liability for the year ended December 31, 2018 is shown below:

Balance at December 31, 2017	$238,674
Derivative liabilities recorded	49,580
Day one loss	122,362
Change due to note conversion	-
Loss on change in derivative fair value adjustment	197,982
Balance at December 31, 2018	$608,598

A summary of the activity of the derivative liability for the nine months ended September 30, 2019 is shown below:

Balance at December 31, 2018	$608,598
Derivative liabilities recorded	9,750
Day one loss	-
Change due to note conversion	-
Gain on change in derivative fair value adjustment	(475,902)
Balance at September 30, 2019	$142,466

NOTE 5 – EQUITY

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001par value common stock.

For the nine months ended September 30, 2019, 133,000 shares with a fair value of $536,701 were issued for stock compensation for directors and the CEO.

During the nine months ended September 30, 2019, the Company issued 60,000 shares of common stock with a fair value of $60,000 for consulting services.

During the nine months ending September 30, 2019, the Company sold 213,000 shares of common stock for $1.00 per share in a private placement. These shares have not yet been issued. The shares are considered issued and outstanding as of September 30, 2019 as the issuance of the shares is considered an administrative act.

On April 2, 2019 the Company entered into a six-month Corporate Finance Representation Agreement with Rebus Capital Group, LLC as the Company’s corporate finance advisor. Rebus was issued 100,000 shares of common stock for services valued at $1 per share or $100,000.

NOTE 6 – NOTE PAYABLE

On March 27, 2019 the Company entered into a short-term Promissory Note with ZHQ Holdings (75%), LLP and Pure Oil & Gas, Inc (25%) for $50,000. The note is secured by 50,000 shares of the Company’s common stock at $1.00 per share. The funds were used to fund the deposit for the Purchase and Sale Agreement with Premier Gas Company, LLC (see Note 7). The note was due April 30, 2019 and has not been repaid. The note is in default as of September 30, 2019 and therefore, is accruing interest at the rate of $50 per day from April 30, 2019. Accrued interest on the note as of September 30, 2019 was $7,550

ALPHA ENERGY, INC.

Notes to Unaudited Financial Statements

September 30, 2019

NOTE 7 – OIL AND GAS PROPERTIES

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement effective August 29, 2019. Chicorica has developed an oil and gas exploration project in northeastern New Mexico (the “Frostback Project”) that includes several prospective areas and Alpha is interested in exploring in these areas and utilizing Chicorica’s seismic and other data and expertise. The agreement is for $95,000 with $10,000 paid on signing the LOI and $85,000 due by November 1, 2019. As of September 30, 2019, the Company has not made the final payment.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 9, 2019, the Company sold 10,000 shares of common stock for $10,000 in a private placement. These shares have not been issued.

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

Liquidity and Capital Resources

As of September 30, 2019, we had $5,350 in cash and total current liabilities of $547,615. Current liabilities consisted mainly of $142,446 of derivative liability, $327,907 in accounts payable and accrued expenses, a short term note payable of $50,397 and $26,865 in interest payable.

The Company used $132,765 of cash in operating activities during the nine months ended September 30, 2019 compared to $62,185 used in operations during the same period in 2018.

The Company used $10,000 of cash in investing activities for exploration costs during the nine months ended September 30, 2019 and 2018.

The Company generated cash of $185,466 from financing activities during the nine months ended September 30, 2019 which consisted of $213,000 in proceeds from the sale of common stock and $13,000 of proceeds from related party advances and net of $40,534 of repayments on related party advances and the convertible debt.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated revenues of $873 and $481 during the three months ended September 30, 2019 and 2018. Total operating expenses were $197,736 during the three months ended September 30, 2019 compared to $209,907 during the same period in 2018. The change in operating expenses is the result of a decrease in professional fees of approximately $7,000, a decrease in board of director fees of $136,600 in 2019 and an increase in General and Administrative expenses of approximately $131,500 for the three months ended September 30, 2019 and September 30, 2018.

We generated revenues of $3,857 and $2,024 during the nine months ended September 30, 2019 and 2018. Total operating expenses were $680,935 during the nine months ended September 30, 2019 compared to $629,776 during the same period in 2018. The decrease in operating expenses are the result of a decrease in professional fees of approximately $4,000, a decrease in board of director fees of $421,000, and an increase in general and administrative expenses of approximately $406,000 for the nine months ended September 30, 2019 and September 30, 2018.

On January 22, 2019, the Board of Directors authorized the sale of $600,000 shares of common stock to fund working capital and escrow deposits on three acquisitions. As of September 30, 2019, 213,000 shares had been sold.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”), our disclosure controls and procedures were not effective as of September 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ending September 30, 2019 the Company sold 213,000 shares of common stock at $1.00 per share to raise working capital. As of September 30, 2019, the shares have not been distributed.

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

Date: November 12, 2019

Alpha Energy, Inc.
Registrant

By:	/s/ John Lepin
John Lepin
President/Chief Financial Officer