Form 10-K
period 2019-12-31
ALPHA ENERGY INC
filed 2020-09-24
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The public float as of June 30, 2019 was 191,840 shares with an approximate market value of $1,151,040.

The number of shares of Common Stock, $0.0001 par value, outstanding on August 19, 2020 was 17,822,428 shares

ALPHA ENERGY, INC.

FOR THE FISCAL YEARS ENDED

DECEMBER 31, 2019 AND 2018

Index to Report

On Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include, among others, the following:

☐	our ability to diversify our operations;
☐	our ability to implement our business plan;
☐	our ability to attract key personnel;
☐	our ability to operate profitably;
☐	our ability to efficiently and effectively finance our operations, and/or purchase orders;
☐	inability to achieve future sales levels or other operating results;
☐	inability to raise additional financing for working capital;
☐	inability to efficiently manage our operations;
☐	the inability of management to effectively implement our strategies and business plans;
☐	the unavailability of funds for capital expenditures and/or general working capital;
☐

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

☐	deterioration in general or regional economic conditions;
☐	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
☐	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

Unless specifically set forth to the contrary, when used in this Report the terms “Alpha,” "we", "our", the "Company" and similar terms refer to Alpha Energy, Inc., a Colorado corporation. In addition, when used herein and unless specifically set forth to the contrary, “2019” refers to the year ended December 31, 2019, “2018” refers to the year ended December 31, 2018.

PART I

ITEM 1. BUSINESS.

Overview

Alpha Energy, Inc. (“our”, “we”, the Company) was incorporated in September 26, 2013 in the State of Colorado. The Company was organized under the laws of the State of Colorado in September 2013 for the purpose of purchasing, developing and operating oil and gas leases. On February 23, 2018, Alpha Energy, Inc. formed a wholly owned subsidiary, Alpha Energy Texas Operating, LLC, to administer operations. We are a Houston, Texas based independent oil and natural gas company. Our business is to maximize production and cash flow from our Oklahoma properties and use that cash flow to explore, develop, exploit and acquire oil and natural gas properties across Texas, Oklahoma and New Mex.

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

Our Strategy

Our long-term business strategy is:

•     Pursuing accretive, opportunistic acquisitions that meet our strategic and financial objectives. We believe that there is currently a window of opportunity for us to acquire PDP-heavy assets that also possess sizable undeveloped acreage positions from distressed and/or motivated sellers at an attractive discount to PDP PV-10 valuations. Consequently, we currently intend to focus our growth efforts on identifying, evaluating and pursuing the acquisition of such oil and natural gas properties in areas where we currently have a presence and/or specific operating expertise that will position us to enhance our expected acquisition returns through leveraging our operational experience and expertise in order to provide productivity and cost improvements, and where appropriate, increase reserves through development drilling. We may acquire individual properties or private or publicly traded companies, in each case for cash, common stock, preferred stock or a combination thereof. We believe that the ongoing low commodity price environment, and very limited sources of debt and/or equity capital available to our industry, should provide significant reserve and cash flow growth opportunity for us through potential corporate combinations that provide an attractive mix of significant cash flow and undeveloped growth potential. During 2020, we intend to continue to minimize our drilling program and pursue growth through the acquisition of PDP-heavy assets, and use excess cash flow for the reduction in borrowings outstanding under our Credit Agreement. We plan to complement that conservative drilling program on our core onshore

Enhancing our existing portfolio by dedicating the majority of our drilling capital to our existing portfolio of oil and liquids-rich opportunities. A key element of our long-term strategy is to continue to develop the oil and natural gas liquids resource potential that we believe exists in numerous formations within our various oil/liquids weighted resource plays, and where possible, to expand our presence in those plays. Due to the current superior economics of oil production, as compared to natural gas, we expect to focus on oil and liquids-weighted opportunities as we strive to transition from a heavily weighted natural gas production profile to a more balanced reserve and production profile between oil/liquids and natural gas. In response to the low commodity price environment, and the current opportunity to be an asset consolidator in the industry, we plan to limit near-term drilling capital for the foreseeable future to that necessary to fulfill leasehold commitments, preserve core acreage, and where the opportunity exists, to drill where we can add production and cash flow at attractive rates of return. We will, however, continue to evaluate high quality drilling opportunities that have the potential to add significant reserves and cash flow to our portfolio at low finding and development cost, thereby providing returns superior to those generated in the currently active unconventional resource plays.

Alpha Energy, Inc. is a development stage exploration and production company focused on oil and natural gas. The Company seeks to acquire existing reserves in oil and gas properties and to grow its reserves and production through predictable, repeatable success. Our current focus is on areas in Oklahoma, Texas, and New Mexico. Our operating team expects success through acquiring and developing known established producing properties with the intent to recomplete existing wellbores and drill new wells with modern completion technology Using extensive search capabilities incorporating ‘Big Data’ technologies analyzing extensive data libraries and historical records to evaluate opportunities. Targeting high value opportunities with low risk proven pay zones.

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

Current Projects

On June 25th, 2020, Alpha Energy, Inc. (the “Company”) entered into a Purchase and Sale Agreement (the “Agreement”) with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Oklahoma (as described below, the "Project") in consideration of a Purchase Price of One Million Dollars ($1,000,000.00) (the “Purchase Price”). The Company also agrees in the Agreement to discharge a Promissory Note to ZQH in the amount of $60,000. If payment in full is not tendered prior to close of business on July 31, 2020, the Purchase Price will increase by fifty thousand dollars ($50,000) per month thereafter to a maximum possible Purchase Price of one million two hundred thousand dollars ($1,200,000). If the Purchase Price and Promissory Note are not paid in full by December 1, 2020, ZQH and Pure have the Option to convert all or part of the unpaid balance to Company stock at a price of one dollar per share ($1.00/share).

Pursuant to the Agreement, the Company has taken assignment of all of ZQH and Pure’s Working Interest in the Project. The Company, ZQH, and Pure agree the sellers' combined Working Interest in the Project is 87.5%. The current Operator of the Project and owner of the residual Working Interest is Premier Gas Company, LLC (“Premier”). Under the applicable agreements for the Project, the Company intends to assert that it has the right to remove the current Operator and select a new one.

On July 6, 2020, Premier filed a mechanic’s lien against the interests of Pure, ZQH and the Company in the Project, alleging past unpaid invoices on the part of ZQH and Pure and also alleging that Alpha’s ownership is 75% rather than 87.5%. No documentation has been provided to Alpha by ZQH, Pure, or Premier of any unpaid invoices. The Company intends to contest the lien vigorously. On August 19, 2020, Premier filed a Petition against Pure, Oil & Gas, Inc, ZQH Holdings, LLC and Alpha Energy, Inc., contesting an agreement between Premier, ZQH and Pure dated September 11, 2015. The Petition is to recoup Premier’s expenses per the Mechanic’s lien of July 6, 2020. On July 23, 2020, the Company’s Attorney sent a letter to Premier requesting back up documentation for the Lien. Premier did not respond to the July 23 letter. On August 31, 2020 the Company’s Attorney sent a second letter requesting back up documentation giving Premier until September 10, 2020 to comply. As of September 15, 2020, Premier has not furnished any documentation supporting the lien.

The shallow oil and gas well project covered by the Agreement (the "Project") is located in Rogers County, Oklahoma and consists of approximately 3,429 acres of proven developed and non- developed oil and gas leases. The leases contain 126 developed oil and gas wells, 4 salt water injection wells, and well production equipment. Included is 20.5 miles of 4" gas gathering lines, 4 miles of 2" saltwater gathering lines. 2 delivery connections for natural gas sales and 1 LTX-LNG natural gas processing equipment. Since the infrastructure currently exists, it will reduce the capital necessary to increase production. Upon completion of the acquisition under the Agreement, the first objective will be to recomplete, rework and repair older equipment. Once the first phase is complete and cash flow is established, phase two will be implemented. In phase two, the Company intends to drill shallow wells in order to test formations from the Bartlesville (600') to the bottom of the Granite Wash (2,520'). The Company anticipates these operations will increase total production and add reserves.

The Company notes that the Project is included in the lands in eastern Oklahoma affected by a decision of the U.S. Supreme Court issued on July 9, 2020. In McGirt v. Oklahoma the Supreme Court held that a large portion of eastern Oklahoma reserved for the Creek Nation in the 19th century remains Indian Country for purposes of the federal Major Crimes Act. The impact of this decision on title to the lands and leases included in the Project is uncertain at this point, and the Company will continue to monitor developments concerning the effects of this decision.

On June 30, 2020, Alpha Energy, Inc. (the “Company”) entered into an Option Agreement (the “Agreement”) with Progressive Well Service, LLC. (“Progressive”) to acquire oil and gas assets in Lincoln and Logan Counties in Central Oklahoma (the “Coral Project”, called the “Logan 1 Project” in the Agreement). The Agreement gives Alpha until December 31, 2020 to exercise its option (the “Option Period”). During the Option Period, Progressive may not sell the Coral Project to any third party, in return for which exclusivity Alpha agrees to issue ten thousand (10,000) shares of its common stock, such shares to bear a legend restricting sale during the Option Period. At any time during the Option Period, Alpha may exercise its Option with a cash payment of fifty thousand dollars ($50,000.00). Upon exercising its Option, Alpha and Progressive will work diligently together to enter into a Purchase and Sale Agreement (“PSA”) modeled after the earlier PSA the parties had in place in early 2019, which lapsed due to no fault of either party. Under the new PSA, Alpha shall make a cash payment of six hundred thousand dollars ($600,000.00) to Progressive (the “Project Payment”) and guarantee to Progressive a further payment of 3% of the net revenue stream from any new wells drilled in the Coral Project (the “Production Payment”) until Progressive has received an additional three hundred and fifty thousand dollars ($350,000.00).

The Coral Project is approximately 1,100 acres of developed and undeveloped proven production in the Cherokee Uplift in central Oklahoma. This project area is very prolific and has several (up to 12) additional formations in addition to the Mississippi formation that is currently the producing formation in the 28 wells that make up this project. Logs and drilling data indicate many of these units, which are behind pipe in most wells in the Project, have productive characteristics and provide excellent recompletion targets. The engineering reserve report commissioned by Alpha identifies four behind pipe targets for immediate exploitation. The Project has numerous infill drilling opportunities in the Mississippian, three of which rank as Proven Undeveloped in the reserve report. The greatest potential in the Coral Project may be in the Woodford, a prolific producer in the nearby STACK play area. Log analysis indicates the Woodford has excellent productive characteristics; the reserve report identifies ten Probable locations that adds 1.1 million barrels of oil and over 7 billion cubic feet of natural gas in net reserves per the year-end 2019 independent engineer’s reserve report.

The Company notes that the Project is west of the lands in eastern Oklahoma affected by the decision of the U.S. Supreme Court issued on July 9, 2020, McGirt v. Oklahoma, and therefore is unaffected by that decision.

In the second phase of operations, we intend to expand into Texas and New Mexico. These projects are exploratory and could yield 20 million barrels of oil (mbo).

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement effective April 1, 2020. Chicorica has developed an oil and gas exploration project in northeastern New Mexico (the “Frostback Project”) that includes several prospective areas and Alpha is interested in exploring in these areas and utilizing Chicorica’s seismic and other data and expertise. The agreement is for $85,000 with $10,000 paid on signing the LOI and $75,000 due by August 31, 2020. If the final payment is not made by January 4, 2021, the Agreement shall be terminated.

The Company entered into a Letter of Intent with Visionary Resources, LLC on January 28, 2019 and extended the agreement effective July 8, 2020. Visionary Resources has developed an oil and gas exploration project in northeastern Texas (the “Battlewagon Project”) that includes several prospective areas and Alpha is interested in exploring in these areas and utilizing Visionary’s seismic and other data and expertise. The agreement is for $200,000 with $50,000 paid on signing the LOI and $150,000 due by March 31, 2020. If the final payment is not made by January 4, 2021, the Agreement shall be terminated.

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

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore have greater leverage in acquiring prospects, hiring personnel and marketing oil and gas. In addition, larger companies operating in the same area may be willing or able to offer oil and gas at a lower price.

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

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

Employees

As of December 31, 2019, we have one employee, our CFO/President who also serves as Chairman of the Board of Directors and have three (3) directors who are non-employee Directors. On November 1, 2018, John Lepin was hired as CFO/President. On December 4, 2019 the Company entered into an agreement with Joe Gregory as the Companies’ Agent in Oklahoma. We consider our relations with our subcontractors to be good.

Company's Office

Our offices are located at 4162 Meyerwood Drive, Houston, Texas 77025 and our telephone number is (713) 316-0061.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

We have a history of operating losses; we incurred a net loss in both fiscal year 2019 and fiscal year 2018. Our revenues are not currently sufficient to fund our operating expenses and there are no assurances we will develop profitable operations.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have resulted in accumulated deficit of approximately $2,314,202 as of December 31, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have not generated minimal revenues and our ability to pay our operating expenses is dependent upon advances from related parties.

For the fiscal year ended December 31, 2019, we reported a net loss of $432,937. We had a working capital deficit of $453,454 at December 31, 2019. We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended December 31, 2013 through 2019 and they are open for review by the various tax jurisdictions. We cannot assure you that we will not incur fines and penalties for failure to file our federal tax returns.

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

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the accounting and reporting requirements related to our growth. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining additional qualified personnel, and if such personnel are not available locally, we may incur higher recruiting, relocation, and compensation expense. In an effort to meet the demands of our planned activities in fiscal 2020 and thereafter, we may be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. We further may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans, on our regulatory and listing status, and on our stock price.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 65,000,000 shares of common stock and 10,000,000 shares of Series A convertible preferred stock with such designations, preferences and rights as determined by our Board of Directors. As of December 31, 2019, 17,822,428 shares of our Common Stock and no shares of our Series A convertible preferred stock are outstanding.

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

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

Our principal executive offices are located at 4162 Meyerwood Drive, Houston, TX 77025.

ITEM 3. LEGAL PROCEEDINGS.

On July 22, 2020, the Company filed a lawsuit in Texas State Court against its predecessor auditor, LBB & Associates and Vine Advisors, LLP, and their principal, Carlos Lopez, seeking damages up to $1,000,000.

In March 6, 2020, the Company was informed by the United States Securities and Exchange Commission that (a) Lopez and LBB were investigated by the SEC through an Order Instituting Administrative Proceedings; (b) Lopez and LBB ultimately agreed to the imposition of remedial sanctions against them by the SEC; and (c) Lopez had been suspended from appearing or practicing before the SEC for a period of at least two years (the “Suspension Order”) beginning on February 6, 2020. A copy of the Suspension Order can be found on the SEC’s website.

The Suspension Order finds, among other things, that:

●	For three consecutive years, Lopez and LBB “engaged in a pattern of improper professional conduct as auditors”;
●	Lopez failed to exercise due professional care in performing his audit work; and
●	Lopez and LBB committed “multiple instances of highly unreasonable conduct in circumstances that warranted heightened scrutiny.”

The Suspension Order and the predecessor auditor’s failure to disclose it or the SEC investigation when it was occurring has had very damaging repercussions for the Company. Due to the misdeeds of Lopez, LBB, and Vine, the Company is now obligated to spend substantial amounts to re-audit the filings that Lopez, LBB, and Vine handled. Also, the Company is obligated to undertake this re-audit for 2018 since it can no longer trust the work of someone who admittedly “engaged in a pattern of improper professional conduct” and committed “multiple instances of highly unreasonable conduct in circumstances that warranted heightened scrutiny.”

Upon discovery of the misdeeds of Lopez, LBB, and Vine, the Company notified the predecessor auditors of their claims. The predecessor auditors have ignored the Company’s communications and failed to respond or even return the Company’s work papers and property.

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

	High	Low
Fiscal 2018
March 31, 2018	$4.89	$4.25
June 30, 2018	$4.89	$4.25
September 30, 2018	$8.00	$2.00
December 31, 2018	$6.50	$6.50

Fiscal 2019
March 31, 2019	$6.00	$6.00
June 30, 2019	$7.20	$6.00
September 30, 2019	$5.00	$5.00
December 31, 2019	$5.00	$4.40

The sale price of our common stock as reported on the OTC Pink Market was $4.40 on December 31, 2019. As of December 31, 2019, there were approximately 43 recorded owners of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2019 and 2018 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Overview and Outlook

The Company was incorporated in September 2013. Our business model is to purchase or trade stock for oil and gas properties to be held as long-term assets. Oil and gas commodity pricing has stabilized under the current economic market conditions bringing the U.S. to become the number one producer in the world. The momentum to drill using enhanced drilling technology in previously undeveloped areas assures the continued value of these properties. Our lean operating structure will position us well to compete in this very competitive market. Our strategy is to acquire producing properties, which have proven un-drilled locations available for further development. There is an abundance of good drilling prospects available that have either been overlooked or are not big enough for the larger companies. In the process of identifying these drilling prospects, the Company will utilize the expertise of existing staff and employ the highest caliber contract engineering firms available to further evaluate the properties. To qualify for acquisition, the calculated cash flow after taxes and operating expenses, including ten percent (10%) interest per year, will recover the acquisition cost in 22 to 30 months. The cash flow calculation will be based conservatively on $55 per barrel of oil and $3.50 per MCF of gas. In addition, the selection criteria will require the life of current producing wells to be 7 years or longer and the field must have a minimum total life of 15 years.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

During the years ended December 31, 2019 and 2018, the Company had minimal revenues from its operating activities. In part, because such activities were focused on identifying potential opportunities and properties.

During the year ended December 31, 2019, the Company recognized a net loss of $432,937 compared to $1,500,410 for the year ended December 31, 2018. The decrease of $1,067,473 was primarily a result of decreases in director fees of $688,199, increases in derivative liabilities of $753,863, consulting fees of $281,750, and impairment of $50,000.

Liquidity and Capital Resources

As of December 31, 2019, the Company had no current assets and total noncurrent assets of $10,000 consisting of G&G costs. As of December 31, 2019, the Company had total current liabilities of $453,454 which includes $190,546 in accounts payable, $113,569 in accrued officer salaries, $65,289 in derivative liability, $33,653 in interest payable, $50,000 in a short-term loan and a short-term advance from related party of $397. The Company had a working capital deficit of $453,454.

During the year ended December 31, 2019, the Company used cash of $151,997 in our operations compared to $64,767 during the year ended December 31, 2018. No cash was provided or used by investing activities during the year ended December 31, 2019. During the year ended December 31, 2019, the Company received funds of $151,757 from our financing activities compared to $73,946 during the year ended December 31, 2018. Net cash decreased $240 for the year ended December 31, 2019, and decreased $821 for the year ended December 31, 2018.

At various times during the year ended December 31, 2019, AEI Acquisition Company, LLC, a related party, advanced funds to the Company for operating expenses. During the year ended December 31, 2019, the Company made payments on advances from related party of $53,375 and received a net amount of $49,580 during the year ended December 31, 2018. During 2018, Fidare, a related party, advanced the Company $24,366. This advance bears no interest and is due on demand. During the year ended December 31, 2019, a related party paid $42,406 of expenses on behalf of the Company.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(151,997)	$(64,767)
Net cash used in investing activities	-	(10,000)
Net cash provided by financing activities	151,757	73,946
Net change in cash and cash equivalents	(240)	(821)
Cash and cash equivalents, beginning of year	240	1,061
Cash and cash equivalents, end of year	$-	$240

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in one financial institution at December 31, 2019 and 2018. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

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

Impairment of Long-Lived Assets

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the years ended December 31, 2019 and 2018, the Company evaluated the future production of its leases through the termination of each lease. The Company entered into an escrow agreement for $50,000 with Premier Gas Company, LLC on April 30, 2019. The escrow payment was to hold a purchase and sale agreement dated January 29, 2019. The agreement was not completed and the previously capitalized payment was impaired in June 2019. During the year ended December 31, 2018, there was no impairment recorded.

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

Capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proven reserves would significantly change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alpha Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Energy, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2020.

Houston, Texas

September 24, 2020

ALPHA ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
		As Restated

Assets
Current Assets:
Cash and cash equivalents	$-	$240
Total current assets	-	240

Noncurrent Assets:
Oil and gas property, unproved, full cost	10,000	10,000

Total Assets	$10,000	$10,240

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$300,428	$55,568
Accounts payable and accrued expenses - related party	3,687	6,579
Interest payable	33,653	11,479
Short term advance from related party	397	24,366
Short term note payable	50,000	-
Derivative liability	65,289	549,919
Total current liabilities	453,454	647,911

Convertible credit line payable – related party, net of discount of $17,396 and $49,343, respectively	113,182	91,103
Asset retirement obligation	786	710
Total Liabilities	567,422	739,724

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 65,000,000 shares authorized and 17,822,428 and 17,217,428 shares issued and outstanding, respectively	1,783	1,722
Additional paid-in capital	1,754,997	1,150,059
Accumulated deficit	(2,314,202)	(1,881,265)
Total Stockholders' Deficit	(557,422)	(729,484)

Total Liabilities and Stockholders' Deficit	$10,000	$10,240

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018
		As Restated

Oil and gas sales	$4,278	$2,346
Lease operating expenses	7,239	2,678
Gross loss	(2,961)	(332)

Operating expenses:
Professional services	34,874	41,698
Board of directors fees	192,000	880,199
General and administrative	583,611	239,988
Impairment loss	50,000	-
Total operating expenses	860,485	1,161,885

Loss from operations	(863,446)	(1,162,217)

Other income (expense):
Interest expense	(61,689)	(76,528)
Gain (loss) on change in fair value of derivative liabilities	492,198	(261,665)
Total other income (expense)	430,509	(338,193)

Net loss	$(432,937)	$(1,500,410)

Loss per share:
Basic	$(0.02)	$(0.09)
Diluted	$(0.05)	$(0.09)

Weighted average shares outstanding:
Basic	17,594,220	17,066,576
Diluted	17,724,798	17,066,576

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2017	17,016,428	$1,702	$101,378	$(380,855)	$(277,775)

Stock-based compensation	201,000	20	1,048,681	-	1,048,701

Net loss	-	-	-	(1,500,410)	(1,500,410)

Balance, December 31, 2018 - As Restated	17,217,428	1,722	1,150,059	(1,881,265)	(729,484)

Stock issued for cash	228,000	23	227,977	-	228,000

Stock-based compensation	377,000	38	376,961	-	376,999

Net loss	-	-	-	(432,937)	(432,937)

Balance, December 31, 2019	17,822,428	$1,783	$1,754,997	$(2,314,202)	$(557,422)

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018
		As Restated

Cash Flows from Operating Activities:
Net loss	$(432,937)	$(1,500,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	377,000	1,042,701
Amortization of debt discount	39,514	68,242
(Gain) loss on change in fair value of derivative liabilities	(492,198)	261,665
Impairment loss	50,000	-
Asset retirement obligation expense	76	75
Changes in operating assets and liabilities:
Account receivable	-	1,285
Accounts payable	287,266	40,809
Accounts payable-related party	(2,892)	12,579
Interest Payable	22,174	8,287
Net cash used in operating activities	(151,997)	(64,767)

Cash Flows from Investing Activities:
Deposit for purchase of oil and gas properties	-	(10,000)
Net cash used in investing activities	-	(10,000)

Cash Flows from Financing Activities:
Proceeds from convertible credit line payable - related party	-	49,580
Payment on convertible credit line payable - related party	(22,868)	-
Advances from related party	-	24,366
Payments on short term advances - related party	(53,375)	-
Proceeds from sale of common stock	228,000	-
Net cash provided by financing activities	151,757	73,946

Net change in cash and cash equivalents	(240)	(821)

Cash and cash equivalents, at beginning of period	240	1,061

Cash and cash equivalents, at end of period	$-	$240

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for settlement of accrued Board of Director fees	$-	$6,000
Debt discount on convertible credit line payable related party	$7,568	$49,580
Non cash short term loan payable	$50,000	$-
Expenses paid on behalf of the Company by related party	$42,406	$-

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Colorado on September 26, 2013 for the purpose of acquiring and executing on oil and gas leases. The Company has realized limited revenues from its planned business activities.

A summary of significant accounting policies of Alpha Energy, Inc. (“we”, “our”, the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiary, Alpha Energy Texas Operating, LLC. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) the performance obligations are satisfied. We derive all of our revenues from oil and gas production.

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at December 31, 2019 or 2018. The Company recorded revenues of $4,278 and $2,346 and costs of revenues totaling $7,239 and $2,678 during the years ended December 31, 2019 and 2018, respectively. There was $0 of accounts receivable at December 31, 2019 and 2018.

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings (Loss) per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended December 31, 2019, there were 130,578 shares issuable from convertible credit line payable that were considered for their dilutive effects.  For the year ended December 31, 2018, there were 93,631 shares issuable from convertible credit line payable which were considered for their dilutive effects but concluded to be anti-dilutive.

The reconciliation of basic and diluted loss per share is as follows:

	December 31, 2019	December 31, 2018

Basic net loss	$(432,937)	$(1,500,410)
Add back: Gain on change in fair value of derivative liabilities	(492,198)	-
Diluted net loss	$(925,135)	$(1,500,410)

Basic and dilutive shares:
Weighted average basic shares outstanding	17,594,220	17,066,576
Shares issuable from convertible credit line payable	130,578	-
Dilutive shares	17,724,798	17,066,576

Loss per share:
Basic	$(0.02)	$(0.09)
Diluted	$(0.05)	$(0.09)

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

The carrying amount of the Company’s financial instruments consisting of cash and cash equivalents, accounts payable, notes payable and convertible notes approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proven oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the years ended December 31, 2019 and 2018, the Company evaluated the future production of its leases through the termination of each lease. The Company entered into an escrow agreement for $50,000 with Premier Gas Company, LLC on April 30, 2019. The escrow payment was to hold a purchase and sale agreement dated January 29, 2019. The agreement was not completed and the previously capitalized payment was impaired in June 2019. During the year ended December 31, 2018, there was no impairment recorded.

Asset retirement obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred. The Company had accrued an asset retirement obligation liability totaling $786 and $710 as of December 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard as of January 1, 2019. The adoption of this standard did not have an impact on the Company’s financial statements due to the lack of lease agreements for the Company at this time. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Restatement

In 2020, the Company identified errors in account balances in the Form 10K filed for the year ended December 31, 2018. The following accounts were deemed to contain errors: accounts payable, derivative liability, common stock, additional paid in capital, operating expenses, interest expense and loss on derivative liabilities. The errors resulted from incorrect recording of stock-based compensation and overstatements of derivative liability and amortization of debt discount.

The tables below summarize previously reported amounts and the restated presentation of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows for the affected year:

ALPHA ENERGY, INC.

BALANCE SHEET

	December 31, 2018		December 31, 2018
	As Reported	Adjustment	As Restated
Current Assets
Cash	$240	$-	$240
Accounts receivable	-	-	-
Total Current Assets	240	-	240

Oil and gas property, unproved, full cost	10,000		10,000
Total Assets	$10,240	$-	$10,240

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$550,848	$(495,280)	$55,568
Accounts payable related party	-	6,579	6,579
Interest payable	11,479	-	11,479
Short term advance from related party	24,366	-	24,366
Derivative liability	608,598	(58,679)	549,919
Total current liabilities	1,195,291	(547,380)	647,911

Convertible credit line payable - related party	110,952	(19,849)	91,103
Asset retirement obligation	710	-	710
Total liabilities	1,306,953	(567,229)	739,724

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,217,428 issued and outstanding at December 31, 2018	1,714	8	1,722
Additional paid in capital	607,806	542,253	1,150,059
Accumulated deficit	(1,906,233)	24,968	(1,881,265)
Total stockholder deficit	(1,296,713)	567,229	(729,484)

Total liabilities and stockholders' deficit	$10,240	$-	$10,240

ALPHA ENERGY, INC.

 STATEMENT OF OPERATIONS

	For the year ended December 31,
	2018		2018
	As Reported	Adjustment	As Restated

Oil & Gas Sales	$2,346	$-	$2,346
Lease operating expenses	2,677	1	2,678
Gross margin	(331)	(1)	(332)

Operating expenses:
Professional services	41,698	-	41,698
Board of directors fees	826,640	53,559	880,199
General and administrative	239,988	-	239,988
Total operating expenses	1,108,326	53,559	1,161,885

Loss from operations	(1,108,657)	(53,560)	(1,162,217)

Other expenses
Interest expense	(96,377)	19,849	(76,528)
Gain (loss) on change in fair value of derivative liabilities	(320,344)	58,679	(261,665)
Total other expense	(416,721)	78,528	(338,193)

Net loss	$(1,525,378)	$24,968	$(1,500,410)

Basic and diluted net loss per share	$(0.09)		$(0.09)

Weight average shares common share outstanding, basic and diluted	17,066,576		17,066,576

ALPHA ENERGY, INC.

STATEMENT OF CASH FLOWS

	For the year ended December 31,
	2018		2018
	As Reported	Adjustments	As Restated
Cash flows from operation activities
Net loss	$(1,525,378)	$24,968	$(1,500,410)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	506,440	536,261	1,042,701
Amortization of debt discount	88,091	(19,849)	68,242
(Gain) loss on change in fair value of derivative liabilities	320,344	(58,679)	261,665
Asset retirement obligation expense	75	-	75
Change in operating assets and liabilities:
Accounts receivable	1,285	-	1,285
Accounts payable	536,089	(495,280)	40,809
Accounts payable related party	-	12,579	12,579
Interest payable	8,287	-	8,287
Net cash used in operating activities	(64,767)	-	(64,767)

Cash flows from investing activities
Deposit for purchase of oil and gas properties	(10,000)	-	(10,000)
Net cash used in investing activities	(10,000)	-	(10,000)

Cash flows from financing activities
Proceeds from convertible credit line payable – related party	49,580	-	49,580
Advances from related party	24,366	-	24,366
Net cash provided by financing activities	73,946	-	73,946

Net change in cash and cash equivalents	(821)	-	(821)
Cash and cash equivalents, beginning of period	1,061	-	1,061
Cash and cash equivalents, end of period	$240	$-	$240

Supplemental disclosure of non-cash financing activities
Debt discount on convertible credit line payable – related party	$49,580	$-	$49,580
Common stock issued for settlement of accrued Board of Directors fees	$-	$6,000	$6,000

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

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing, making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with oil and gas exploration. The Company may experience a cash shortfall and be required to raise additional capital.

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

NOTE 3 – OIL AND GAS PROPERTY

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement effective January 4, 2021.

The Company entered into an escrow agreement for $50,000 with Premier Gas Company, LLC on April 30, 2019. The escrow payment was to hold a purchase and sale agreement dated January 29, 2019. The agreement was not completed and the previously capitalized payment was impaired in June 2019.

Oil and gas properties at December 31, 2019 and 2018 consisted of the following:

	Balance			Balance
Account	12/31/2018	Additions	Impairment	12/31/2019
Leasehold Improvements - Chicorica, LLC	$10,000	$-	$-	$10,000
Leasehold Developed - Premier Gas Company, LLC	-	50,000	50,000	-
Total O&G related assets	$10,000	$50,000	$50,000	$10,000

NOTE 4 – INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset was approximately $221,507 and $93,835 as of December 31, 2019 and 2018, respectively, which is calculated by multiplying a 25.63% estimated tax rate by the cumulative net operating loss (NOL) of approximately $864,247 and $366,112, respectively.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 25.63%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The Company is subject to United States federal income taxes at an approximate rate of 21% and state income taxes at an approximate rate of 4.63%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

The net deferred tax assets consist of the following:

	2019	2018
Deferred income tax assets
Net operating loss carry forward	$222,000	$94,000
Valuation allowance	(222,000)	(94,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2019	2018
Tax benefit at effective rate	$127,600	$50,200
Change in valuation allowance	(127,600)	(50,200)
Provision for income taxes	$-	$-

The Company has an operating loss carry forward of approximately $864,000, which expires commencing in 2034.

NOTE 5 – COMMON STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001par value common stock.

The Board of Directors authorized the Company to sell 750,000 shares of common stock at $1.00 per share to raise working capital. During 2019, the Company sold 228,000 shares of the common stock for total proceeds of $228,000.

The Company compensates its each directors with 4,000 shares of common stock each month. During 2019 and 2018, the Company issued 192,000 and 176,000 shares of common stock valued at $192,000 and $886,200, respectively, as board of director compensation.

The Company pays its CFO a yearly bonus of 25,000 shares of common stock. During 2019 and 2018, the Company issued 25,000 shares of common stock to the CFO with fair values of $25,000 and $162,500, respectively.

In 2019, the Company entered into an agreement with a consultant for corporate finance representation. The consultant received 100,000 shares of common stock valued at $100,000 for payment.

In 2019, the Company entered into an agreement with a consultant to facilitate growth strategies for the Company. The consultant received 60,000 shares of common stock valued at $60,000 for payment.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $0 and $24,366 and repaid $53,375 and $0 during the years ended December 31, 2019 and 2018, respectively. The advances from related parties are not convertible, bear no interest and are due on demand. There was $397 and $24,366 due to related parties as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, a related party paid $42,206 of expenses on behalf of the Company.

NOTE 8 – NOTES PAYABLE

On March 30, 2019, the Company executed a promissory note for $50,000 to ZHQ Holdings, LLP (75%) and Pure Oil & Gas, Inc (25%). The due date of the note is April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. As of December 31, 2019, the note is outstanding with accrued interest of $12,050.

NOTE 9 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended December 31, 2018, the Company recognized an additional debt discount of $49,580 and amortized $68,242 of the discount as interest expense leaving an unamortized discount of $49,343 as of December 31, 2018. During the year ended December 31, 2019, the Company recognized an additional debt discount of $7,568 and amortized $39,514 of the discount as interest expense leaving an unamortized discount of $17,396 as of December 31, 2019. See discussion of derivative liability in Note 10 – Derivative Liability.

During the year ended December 31, 2019, the Company recorded $13,000 in non-cash increase to the outstanding balance on the credit line. The advances were made directly to settle outstanding liabilities of the Company. The Company repaid $22,868 during the year resulting in $130,578 of principal and $10,124 of accrued interest outstanding as of December 31, 2019. As of December 31, 2019, there was an unamortized debt discount of $17,396 resulting in a net balance represented on the balance sheet of $113,182.

During the year ended December 31, 2018, the Company received $49,580 in cash proceeds from the credit line. The Company had $140,446 of principal and $11,479 of accrued interest outstanding as of December 31, 2018. As of December 31, 2018, there was an unamortized debt discount of $49,343 resulting in a net balance represented on the balance sheet of $91,103.

The maturity date on the credit line was extended from March 1, 2019 to March 1, 2021.

NOTE 10 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s derivative liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2018
Liabilities	-	-	-	-
Derivative Liability	-	-	$549,919	$549,919

	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Liabilities	-	-	-	-
Derivative Liability	-	-	$65,289	$65,289

As of December 31, 2019, and 2018, the Company had a $65,289 and $549,919 derivative liability balance on the consolidated balance sheets, respectively and recorded a gain from derivative liability fair value adjustment of $492,198 and a loss of $156,394 during the years ended December 31, 2019 and 2018, respectively. The Company assessed its outstanding convertible credit line payable as summarized in Note 9 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 3 inputs, the Company recorded fair market value adjustments related to convertible notes payable for the year ended December 31, 2018 of $156,394. The derivative liabilities were initially measured at $105,271. An additional debt discount of $49,580 was recorded during the year ended December 31, 2018, using the following assumptions: exercise price of $1.50, 33,053 common share equivalents, and a weighted average fair value of the common stock of $5.20 per share. The fair market value adjustments as of December 31, 2018 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.50, computed volatility of 162%, discount rate of 2.48%, 93,630 common share equivalents, and a fair value of the common stock of $6.50 per share.

Utilizing Level 3 inputs, the Company recorded fair market value adjustments related to convertible notes payable for the year ended December 31, 2019 of $492,198. An additional debt discount of $7,568 was recorded during the year ended December 31, 2019 using the following assumptions: exercise price of $1.50, 13,000 common share equivalents, and a fair value of the common stock of $1.00 per share. The fair market value adjustments as of December 31, 2019 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.50, computed volatility of 124%, discount rate of 1.59%, 130,578 common share equivalents, and a fair value of the common stock of $1.00 per share.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2017	$238,674
Derivative liabilities recorded	49,580
Day one loss	105,271
Loss on change in derivative fair value adjustment	156,394
Balance at December 31, 2018	$549,919
Derivative liabilities recorded	7,568
Gain on change in derivative fair value adjustment	(492,198)
Balance at December 31, 2019	$65,289

NOTE 11 – COMMITMENTS

Effective November 1, 2018, the Company entered into an employment contract with the President and CFO of the Company. The President will receive an annual salary of $120,000, increasing 10% per year for five years. In addition, the employee will receive $750 per month for health insurance, will receive a year-end bonus of 25,000 shares of the Company stock and will receive a .03125% overriding royalty interest in each future producing well. As of December 31, 2019 and 2018, the Company had $158,078 and $185,537 accrued related to this contract, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On June 1, 2020, The Company entered an agreement with Jay Leaver, dba Leaverite Consulting, to be retained as President of the Company at a salary of $10,000 per month. Mr. Leaver is also President of Chicorica, LLC and Visionary Resources, LLC (Battlewagon Project) which the Company has ongoing contracts with for exploration projects.

On June 25th, 2020, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Oklahoma (as described below, the "Project") in consideration of a purchase price of $1,000,000 (the “Purchase Price”). The Company also agrees in the Agreement to discharge a promissory note to ZQH in the amount of $50,000 (see Note 7). If payment in full is not tendered prior to close of business on July 31, 2020, the Purchase Price will increase by $50,000 per month thereafter to a maximum possible Purchase Price of $1,200,000. If the Purchase Price and promissory note are not paid in full by December 1, 2020, ZQH and Pure have the option to convert all or part of the unpaid balance to the Company’s stock at a price of $1.00 per share.

Pursuant to the Agreement, the Company has taken assignment of all of ZQH and Pure's Working Interest in the Project. Company, ZQH, and Pure agree the sellers' combined Working Interest in the Project is 87.5%. The current operator of the Project and owner of the residual Working Interest is Premier Gas Company, LLC (“Premier”).

On July 6, 2020, Premier filed a mechanic’s lien against the interests of Pure, ZQH and the Company in the Project, alleging past unpaid invoices on the part of ZQH and Pure and also alleging that the Company’s ownership is 75% rather than 87.5%. No documentation has been provided to Alpha by ZQH, Pure, or Premier of any unpaid invoices. The Company intends to contest the lien vigorously.

On June 30, 2020, the Company entered into an Option Agreement (the “Agreement”) with Progressive Well Service, LLC. (“Progressive”) to acquire oil and gas assets in Lincoln and Logan Counties in Central Oklahoma (the “Coral Project”, called the “Logan 1 Project” in the Agreement). The Agreement gives the Company until December 31, 2020 to exercise its option (the “Option Period”). During the Option Period, Progressive may not sell the Coral Project to any third party. In return for this exclusivity, the Company is to issue 10,000 shares of its common stock, such shares to bear a legend restricting sale during the Option Period. At any time during the Option Period, the Company may exercise its Option with a cash payment of $50,000.

During 2020 the company sold 50,000 shares of the common stock. On August 6, 2020 the Board authorized an additional 550,000 shares of common stock for sale at $1.00 per share bringing the total to 1,300,000 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditor on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Our Principal Executive Officer and Principal Financial Officer, John Lepin, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based upon this evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

☐	Lack of appropriate segregation of duties,

☐	Lack of controls over proper maintenance of records,

☐	Lack of control procedures that include multiple levels of supervision and review, and

☐	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2019 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

John Lepin	72	Director, CFO/President

Lacey Kellogg	52	Director

Richard M. Nummi	51	Director

Robert J. Flynn, Jr.	72	Director

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

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
John Lepin,	2018	21,500		404,780				20,300	446,580
CFO, Director	2019	122,000	-	49,000	-	-	-	9,000	180,000

Lacey Kellogg,	2018			225,600					225,600
Director	2019	-	-	24,000	-	-	-	-	24,000

Richard M. Nummi,	2018			125,200					125,200
Director	2019	-	-	24,000	-	-	-	-	24,000
Robert J. Flynn, Jr.,	2018			66,690					66,690
Director	2019		-	24,000	-	-	-	-	24,000
FORMER OFFICERS & DIRECTORS
John M. Devlin Jr.,
Dir.	2018	-	-	16,680	-	-	-	-	16,680
David E. Anderson,
Director	2018	-	-	155,800	-	-	-	-	155,800

Outstanding Equity Awards at Fiscal Year End.

There were 169,000 shares of common stock due Directors outstanding as of December 31, 2019.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2019, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)
AEI Acquisition, LLC	2600 E. Southlake Blvd., Suite 120-366 Southlake, TX. 76092	91.34%	15,880,201
John Lepin, CFO, President Chairman of the Board	4162 Meyerwood Dr Houston, TX 77025	0.006%	174,000

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2019 (17,822,428)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Malone Bailey, LPP for the years ended December 31, 2018 and 2019 were $4,000 and $22,000, respectively

The audit fees charged by LBB & Associates Ltd., LLP, our predecessor auditor, for year ended December 31, 2018 and 2019 were $12,000 and $12,250, respectively.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit			Incorporated by reference
Number	Exhibit Description	Filed	Period	Filing
31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Energy, Inc.

/s/ John Lepin

John Lepin, CFO/President

Date: September 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lepin	Principal Executive Officer, Principal Financial Officer and Director	September 24, 2020
John Lepin