Form 10-Q
period 2020-03-31
ALPHA ENERGY INC
filed 2020-11-09
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2020

☐	Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from to

Commission File Number: 333-197642

Alpha Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	90-1020566
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4162 Meyerwood Drive, Houston TX 77025
(Address of principal executive offices) (Zip Code)

Registrant's Phone: 713-316-0061

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2020, the issuer had 18,056,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019

Assets
Noncurrent assets:
Oil and gas property, unproved, full cost	$10,000	$10,000

Total assets	$10,000	$10,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$366,059	$300,428
Accounts payable and accrued expenses - related party	5,461	3,687
Interest payable	40,403	33,653
Short term advance from related party	856	397
Short term note payable	50,000	50,000
Derivative liability	26,240	65,289
Current portion of convertible credit line payable – related party, net of discount of $11,665	116,913	-
Total current liabilities	605,932	453,454

Convertible credit line payable – related party, net of discount of $17,396	-	113,182
Asset retirement obligation	805	786
Total liabilities	606,737	567,422

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 65,000,000 shares authorized and 17,888,428 and 17,822,428 shares issued and outstanding, respectively	1,790	1,783
Additional paid-in capital	1,820,990	1,754,997
Accumulated deficit	(2,419,517)	(2,314,202)
Total stockholders' deficit	(596,737)	(557,422)

Total liabilities and stockholders' deficit	$10,000	$10,000

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	March 31, 2020	March 31, 2019
		As Revised

Oil and gas sales	$346	$2,270
Lease operating expenses	928	2,902
Gross loss	(582)	(632)

Operating expenses:
Professional services	-	13,908
Board of director fees	48,000	48,000
General and administrative	83,301	166,849
Total operating expenses	131,301	228,757
Loss from operations	(131,883)	(229,389)

Other income (expense):
Interest expense	(12,481)	(12,608)
Gain on change in fair value of derivative liabilities	39,049	449,133
Total other income	26,568	436,525

Net income (loss)	$(105,315)	$207,136

Income (loss) per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	17,851,879	17,297,372
Diluted	17,980,457	17,433,818

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2018	17,217,428	$1,722	$1,150,059	$(1,881,265)	$(729,484)

Stock issued for cash	131,000	13	130,987	-	131,000

Stock-based compensation	108,000	11	107,989	-	108,000

Net income	-	-	-	207,136	207,136

Balance, March 31, 2019 - As Revised	17,456,428	$1,746	$1,389,035	$(1,674,129)	$(283,348)

Balance, December 31, 2019	17,822,428	1,783	1,754,997	(2,314,202)	(557,422)

Stock issued for cash	18,000	2	17,998	-	18,000
	-
Stock-based compensation	48,000	5	47,995	-	48,000

Net loss	-	-	-	(105,315)	(105,315)

Balance, March 31, 2020	17,888,428	$1,790	$1,820,990	$(2,419,517)	$(596,737)

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	March 31, 2020	March 31, 2019
		As Revised

Cash flows from operating activities:
Net income (loss)	$(105,315)	$207,136
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	48,000	108,000
Amortization of debt discount	5,731	9,879
Gain on change in fair value of derivative liabilities	(39,049)	(449,133)
Asset retirement obligation expense	19	19
Changes in operating assets and liabilities:
Accounts payable	66,090	16,118
Accounts payable-related party	1,774	(6,579)
Interest Payable	6,750	2,729
Net cash used in operating activities	(16,000)	(111,831)

Cash flows from financing activities:
Payment on convertible credit line payable - related party	(2,000)	(4,000)
Advances from related party	-	23,841
Payments on short term advances - related party	-	(30,875)
Proceeds from sale of common stock	18,000	131,000
Net cash provided by financing activities	16,000	119,966

Net change in cash and cash equivalents	-	8,135

Cash and cash equivalents, at beginning of period	-	240

Cash and cash equivalents, at end of period	$-	$8,375

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$459	$-
Non cash short term loan payable	$-	$50,000

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2019 and 2018 which are included on a Form 10-K filed on September 24, 2020. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements for years ended December 31, 2019 and 2018 have been omitted.

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

Basic and Diluted Income (Loss) per share

Net income (loss) per share is provided in accordance with FASB ASC 260-10, "Earnings (Loss) per Share". Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2020 and 2019, there were 128,578 and 136,446 shares issuable from convertible credit line payable which were considered for their dilutive effects, respectively.

The reconciliation of basic and diluted loss per share is as follows:

	March 31, 2020	March 31, 2019

Basic net income (loss)	$(105,315)	$207,136
Add back: Gain on change in fair value of derivative liabilities	(39,049)	(449,133)
Diluted net loss	$(144,364)	$(241,997)

Basic and dilutive shares:
Weighted average basic shares outstanding	17,851,879	17,297,372
Shares issuable from convertible credit line payable	128,578	136,446
Dilutive shares	17,980,457	17,433,818

Income (loss) per share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$(0.01)

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

Revision of Prior Period Financial Statements

In 2020, the Company identified errors in account balances in the Form 10Q filed for the three months ended March 31, 2019. The following accounts were deemed to contain errors: accounts payable, derivative liability, common stock, additional paid in capital, operating expenses, interest expense and loss on derivative liabilities. The errors resulted from incorrect recording of stock-based compensation and overstatements of derivative liability and amortization of debt discount.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements were corrected in the consolidated balance sheet as of March 31, 2019 and consolidated statements of operations and cash flows for the three months ended March 31, 2019.

The tables below summarize previously reported amounts and the adjusted presentation of the consolidated balance sheet and consolidated statements of operations and cash flows for the affected period:

ALPHA ENERGY, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2019
	As Reported	Adjustment	As Revised
Current assets
Cash	$8,375	$-	$8,375
Total current assets	8,375	-	8,375

Oil and gas property, unproved, full cost	80,000	(20,000)	60,000
Total assets	$88,375	$(20,000)	$68,375

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$71,868	(181)	$71,687
Interest payable	14,208	-	14,208
Short term advance from related party	17,332	-	17,332
Short term note payable	50,000	-	50,000
Derivative liability	136,446	(35,660)	100,786
Total current liabilities	289,854	(35,841)	254,013

Convertible credit line payable - related party	127,555	(30,574)	96,981
Asset retirement obligation	729	-	729
Total liabilities	418,138	(66,415)	351,723

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,456,428 issued and outstanding at March 31, 2019	1,746	-	1,746
Additional paid in capital	1,335,475	53,560	1,389,035
Accumulated deficit	(1,666,984)	(7,145)	(1,674,129)
Total stockholder deficit	(329,763)	46,415	(283,348)

Total liabilities and stockholders' deficit	$88,375	$(20,000)	$68,375

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2019
	As Reported	Adjustment	As Revised

Oil & Gas Sales	$2,270	$-	$2,270
Lease operating expenses	2,902	-	2,902
Gross margin	(632)	-	(632)

Operating expenses:
Professional services	118,908	(105,000)	13,908
Board of directors fees	48,000	-	48,000
General and administrative	42,031	124,818	166,849
Total operating expenses	208,939	19,818	228,757

Loss from operations	(209,571)	(19,818)	(229,389)

Other income (expense):
Interest expense	(23,332)	10,724	(12,608)
Gain (loss) on change in fair value of derivative liabilities	472,152	(23,019)	449,133
Total other income (expense)	448,820	(12,295)	436,525

Net income (loss)	$239,249	$(32,113)	$207,136

Income per share:
Basic	$0.01	$-	$0.01
Diluted	$0.01	$-	$0.01

Weight average shares common share outstanding: basic and diluted
Basic	17,323,284	(25,912)	17,297,372
Diluted	17,459,730	(25,912)	17,433,818

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2019
	As Reported	Adjustments	As Revised
Cash flows from operation activities
Net income	$239,249	$(32,113)	$207,136
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	60,000	48,000	108,000
Amortization of debt discount	20,603	(10,724)	9,879
(Gain) loss on change in fair value of derivative liabilities	(472,152)	23,019	(449,133)
Asset retirement obligation expense	19	-	19
Change in operating assets and liabilities:
Accounts payable	57,721	(41,603)	16,118
Accounts payable related party	-	(6,579)	(6,579)
Interest payable	2,729	-	2,729
Net cash used in operating activities	(91,831)	(20,000)	(111,831)

Cash flows from investing activities
Deposit for purchase of oil and gas properties	(70,000)	70,000	-
Net cash used in investing activities	(70,000)	70,000	-

Cash flows from financing activities
Advances from related party	19,841	4,000	23,841
Payment on convertible credit line payable - related party	-	(4,000)	(4,000)
Proceeds from notes payable	50,000	(50,000)	-
Proceeds from sale of stock	131,000	-	131,000
Repayments of related party advances	(30,875)	-	(30,875)
Net cash provided by financing activities	169,966	(50,000)	119,966

Net change in cash and cash equivalents	8,135	-	8,135
Cash and cash equivalent, beginning of period	240	-	240
Cash and cash equivalent, end of period	$8,375	$-	$8,375

Supplemental disclosure of non-cash financing activities
Stock issued for accrued compensation and directors fees	$536,701	$(536,701)	$-
Non cash short term loan payable	$50,000	$50,000	$50,000

NOTE 2 – GOING CONCERN

The Company’s interim unaudited financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have any cash or other current assets, nor does it have an established ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $0 and $23,841 and repaid $0 and $30,875 during the three months ended March 31, 2020 and 2019, respectively. The advances from related parties are not convertible, bear no interest and are due on demand. During the three months ended March 31, 2020, a related party paid $459 of expenses on behalf of the Company.

There was $856 and $397 due to related parties as of March 31, 2020 and December 31, 2019, respectively. The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

NOTE 4 – COMMON STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001par value common stock.

The Board of Directors authorized the Company to sell 750,000 shares of common stock at $1.00 per share to raise working capital.

During the quarter ended March 31, 2020, the Company sold 18,000 shares of the common stock for total proceeds of $18,000.

The Company compensates each of its directors with 4,000 shares of common stock each month. During each of the quarters ended March 31, 2020 and 2019, the Company issued 48,000 shares of common stock valued at $48,000.

During the quarter ended March 31, 2019, the Company issued 60,000 shares of common stock with a fair value of $60,000 for consulting services.

During March 2019, the Company sold 131,000 shares of common stock for $1 per share in a private placement for total proceeds of $131,000.

NOTE 5 – NOTE PAYABLE

On March 30, 2019, the Company executed a promissory note for $50,000 to ZHQ Holdings, LLP (75%) and Pure Oil & Gas, Inc (25%). The due date of the note is April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. As of March 31, 2020, the note is outstanding with accrued interest of $16,550.

NOTE 6 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended December 31, 2019, the Company recognized an additional debt discount of $7,568 and amortized $39,514 of the discount as interest expense leaving an unamortized discount of $17,396 as of December 31, 2019. During the three months ended March 31, 2020, the Company amortized $5,731 of the discount as interest expense leaving an unamortized discount of $11,665 as of March 31, 2020. See discussion of derivative liability in Note 7 – Derivative Liability.

During the three months ended March 31, 2020 and 2019, the Company recorded $2,000 and $4,000 in cash payment to the outstanding balance on the credit line, respectively.

NOTE 7 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2020
Liabilities:
Derivative liability	$-	$-	$26,240	$26,240

	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Liabilities:
Derivative liability	$-	$-	$65,289	$65,289

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible credit line payable for the three months ended March 31, 2020 and 2019 of $39,049 and $449,133, respectively. The fair market value adjustments as of March 31, 2020 and 2019 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00, computed volatility of 54% and 162% and discount rate of 0.17% and 2.27, respectively.

A summary of the activity of the derivative liability is shown below at March 31, 2020:

Balance at December 31, 2019	$65,289
Gain on change in derivative fair value adjustment	(39,049)
Balance at March 31, 2020	$26,240

NOTE 8 – SUBSEQUENT EVENTS

On June 1, 2020, the Company entered an agreement with Jay Leaver, dba Leaverite Consulting, to be retained as President of the Company at a salary of $10,000 per month. Mr. Leaver is also President of Chicorica, LLC and Visionary Resources, LLC (Battlewagon Project) which the Company has ongoing contracts with for exploration projects.

On June 1, 2020, the Company entered into an agreement with Conner Staley and Staley Consulting, LLC, to be retained as Chief Operating Officer for his expertise in oil and gas exploration. The compensation is based on an hourly rate of $200 plus expenses.

On June 25, 2020, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Oklahoma (the "Project") in consideration of a purchase price of $1,000,000 (the “Purchase Price”). The Company also agrees in the Agreement to discharge a promissory note to ZQH in the amount of $50,000 plus $10,000 interest (see Note 5). The payment in full was not tendered prior to close of business on July 31, 2020. As of July 31, 2020, the Purchase Price will increase by $50,000 per month thereafter to a maximum possible Purchase Price of $1,200,000. If the Purchase Price and promissory note are not paid in full by December 1, 2020, ZQH and Pure have the option to convert all or part of the unpaid balance to the Company’s stock at a price of $1.00 per share.

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

On September 8, 2020, the Company entered into an Option Agreement (the “Agreement”) with Kadence Petroleum, LLC. (“Kadence”) to acquire oil and gas assets in Logan County in Central Oklahoma, called the “Logan 2 Project” in the Agreement). The Agreement gives the Company until December 31, 2020 to exercise its option (the “Option Period”). During the Option Period, Progressive may not sell the Logan 2 Project to any third party. In return for this exclusivity, the Company paid $10,000 to Brian Tribble, Managing Member of Kadence, through AEI Acquisition, LLC revolving credit note, on September 18, 2020.

Subsequent to March 31, 2020, the Company sold 57,000 shares of the common stock for total proceeds of $57,000, issued 96,000 shares to compensates its directors and issued 15,000 shares to settle accounts payable. On August 6, 2020, the Board authorized an additional 550,000 shares of common stock for sale at $1.00 per share bringing the total to 1,300,000 shares.

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

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $0 and total current liabilities of $605,932.

The Company used $16,000 of cash in operating activities during the three months ended March 31, 2020 compared to $111,831 used in operations during the same period in 2019. Net cash used in operating activities during the three months ended March 31, 2020 was mainly comprised of our $105,315 net loss during the period, adjusted by a non-cash charges of $39,049 for gain on change in fair value of derivative liabilities, stock-based compensation of $48,000, amortization of debt discounts of $5,731, asset retirement obligations expense of $19 and changes in operating assets and liabilities of $74,614. Net cash used in operating activities during the three months ended March 31, 2019 was mainly comprised of our $207,136 net income during the period, adjusted by a non-cash charges of $449,133 for gain on change in fair value of derivative liabilities, $108,000 of stock compensation, amortization of debt discounts of $9,879, asset retirement obligations expense of $19 and changes in operating assets and liabilities of $12,268.

The Company generated cash of $16,000 from financing activities during the three months ended March 31, 2020 which consisted of $18,000 in proceeds from the sale of common stock and $2,000 payment on convertible credit line payable - related party. The Company generated cash of $119,966 from financing activities during the three months ended March 31, 2019 which consisted of proceeds of sale of common stock of $131,000, proceeds from related party advances of $23,841 offset by repayments on short term advances - related party of $30,875 and repayment on convertible credit line payable – related party of $4,000.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenues of $346 and $2,270 during the three months ended March 31, 2020 and 2019, respectively. Total operating expenses were $131,301 during the three months ended March 31, 2020 compared to $228,757 during the same period in 2019. The decrease in operating expenses were due to a decrease in consulting fees of $73,093 and professional fees of $13,908.

Off-Balance sheet arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 1 to our audited financial statements for 2019 appearing in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2020.

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

The Suspension Order and the predecessor auditor’s failure to disclose it or the SEC investigation when it was occurring has had very damaging repercussions for the Company. Due to the misdeeds of Lopez, LBB, and Vine, the Company was obligated to spend substantial amounts to re-audit the filings that Lopez, LBB, and Vine handled. Also, the Company was obligated to undertake this re-audit for 2018 since it can no longer trust the work of someone who admittedly “engaged in a pattern of improper professional conduct” and committed “multiple instances of highly unreasonable conduct in circumstances that warranted heightened scrutiny.”

Upon discovery of the misdeeds of Lopez, LBB, and Vine, the Company notified the predecessor auditors of their claims. The predecessor auditors have ignored the Company’s communications and failed to respond or even return the Company’s work papers and property.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period end March 31, 2020, the Company has sold 18,000 shares of common stock at $1.00 per share to raise working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a dopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a dopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 o f the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 o f the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 9, 2020

Alpha Energy, Inc. Registrant

By:	/s/ John Lepin
John Lepin
President/Chief Financial Officer