Form 10-Q
period 2020-06-30
ALPHA ENERGY INC
filed 2020-11-16
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2020

☐	Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________________ to ________________

Commission File Number: 333-197642

Alpha Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	90-1020566
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4162 Meyerwood Drive, Houston TX      77025

(Address of principal executive offices)  (Zip Code)

Registrant's Phone: 713-316-0061

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2020, the issuer had 18,056,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$5,287	$-
Total current assets	5,287	-

Noncurrent assets:
Oil and gas property, unproved, full cost	1,020,000	10,000

Total assets	$1,025,287	$10,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$416,446	$300,428
Accounts payable and accrued expenses - related party	13,195	3,687
Interest payable	26,103	33,653
Short term advance from related party	-	397
Short term note payable	1,060,000	50,000
Derivative liability	15,780	65,289
Current portion of convertible credit line payable – related party, net of discount of $7,582 and $0, respectively	121,746	-
Total current liabilities	1,653,270	453,454

Convertible credit line payable – related party, net of discount of $0 and $17,396, respectively	-	113,182
Asset retirement obligation	824	786
Total liabilities	1,654,094	567,422

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 65,000,000 shares authorized and 17,988,428 and 17,822,428 shares issued and outstanding, respectively	1,800	1,783
Additional paid-in capital	1,920,980	1,754,997
Accumulated deficit	(2,551,587)	(2,314,202)
Total stockholders' deficit	(628,807)	(557,422)

Total liabilities and stockholders' deficit	$1,025,287	$10,000

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
		As Revised		As Revised

Oil and gas sales	$871	$714	$1,217	$2,984
Lease operating expenses	1,290	1,913	2,218	4,815
Gross loss	(419)	(1,199)	(1,001)	(1,831)

Operating expenses:
Professional services	15,633	10,962	15,633	24,870
Board of director fees	48,000	48,000	96,000	96,000
General and administrative	78,695	147,980	161,996	314,829
Impairment loss	-	50,000	-	50,000
Total operating expenses	142,328	256,942	273,629	485,699
Loss from operations	(142,747)	(258,141)	(274,630)	(487,530)

Other income (expense):
Interest expense	(10,898)	(15,582)	(23,379)	(28,190)
Gain on extinguishment of debt	10,750	-	10,750	-
Gain on change in fair value of derivative liabilities	10,825	21,056	49,874	470,189
Total other income	10,677	5,474	37,245	441,999

Net loss	$(132,070)	$(252,667)	$(237,385)	$(45,531)

Loss per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic	17,910,296	17,616,516	17,881,087	17,457,826
Diluted	18,039,624	17,749,212	18,010,415	17,590,522

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2018	17,217,428	$1,722	$1,150,059	$(1,881,265)	$(729,484)
Stock issued for cash	131,000	13	130,987	-	131,000
Stock-based compensation	108,000	11	107,989	-	108,000
Net income	-	-	-	207,136	207,136
Balance, March 31, 2019	17,456,428	1,746	1,389,035	(1,674,129)	(283,348)
Stock issued for cash	63,000	6	62,994	-	63,000
Stock-based compensation	148,000	15	147,985	-	148,000
Net loss	-	-	-	(252,667)	(252,667)
Balance, June 30, 2019 - As Revised	17,667,428	$1,767	$1,600,014	$(1,926,796)	$(325,015)

Balance, December 31, 2019	17,822,428	$1,783	$1,754,997	$(2,314,202)	$(557,422)
Stock issued for cash	18,000	2	17,998	-	18,000
Stock-based compensation	48,000	5	47,995	-	48,000
Net loss	-	-	-	(105,315)	(105,315)
Balance, March 31, 2020	17,888,428	1,790	1,820,990	(2,419,517)	(596,737)
Stock issued for cash	52,000	5	51,995	-	52,000
Stock-based compensation	48,000	5	47,995	-	48,000
Net loss	-	-	-	(132,070)	(132,070)
Balance, June 30, 2020	17,988,428	$1,800	$1,920,980	$(2,551,587)	$(628,807)

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	June 30, 2020	June 30, 2019
		As Revised

Cash flows from operating activities:
Net loss	$(237,385)	$(45,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	96,000	256,000
Amortization of debt discount	10,179	19,757
Gain on change in fair value of derivative liabilities	(49,874)	(470,189)
Gain on extinguishment of debt	(10,750)	-
Impairment loss	-	50,000
Asset retirement obligation expense	38	38
Changes in operating assets and liabilities:
Prepaid expenses	-	(50,000)
Accounts payable	106,477	76,594
Accounts payable-related party	9,508	22,827
Interest payable	13,200	8,433
Net cash used in operating activities	(62,607)	(132,071)

Cash flows from financing activities:
Payment on convertible credit line payable - related party	(4,250)	(7,750)
Proceeds from convertible credit line payable - related party	3,000	-
Payments on short term advances - related party	(856)	(53,375)
Proceeds from sale of common stock	70,000	194,000
Net cash provided by financing activities	67,894	132,875

Net change in cash and cash equivalents	5,287	804

Cash and cash equivalents, at beginning of period	-	240

Cash and cash equivalents, at end of period	$5,287	$1,044

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$459	$29,406
Non cash short term loan payable	$-	$50,000
Unpaid oil and gas assets acquired	$1,010,000	$-
Accrued interest added to note principal	$10,000	$-
Debt discount from derivative liability	$365	$-

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2019 and 2018 which are included on a Form 10-K filed on September 24, 2020. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements for the years ended December 31, 2019 and 2018 have been omitted.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, " Loss per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three and six months ended June 30, 2020 and 2019, there were 129,328 and 132,696 shares issuable from convertible credit line payable which were considered for their dilutive effects, respectively.

The reconciliation of basic and diluted loss per share is as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Basic net loss	$(132,070)	$(252,667)	$(237,385)	$(45,531)
Add back: Gain on change in fair value of derivative liabilities	(10,825)	(21,056)	(49,874)	(470,189)
Diluted net loss	$(142,895)	$(273,723)	$(287,259)	$(515,720)

Basic and dilutive shares:
Weighted average basic shares outstanding	17,910,296	17,616,516	17,881,087	17,457,826
Shares issuable from convertible credit line payable	129,328	132,696	129,328	132,696
Dilutive shares	18,039,624	17,749,212	18,010,415	17,590,522

Loss per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

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

Revision of Prior Period Financial Statements

In 2020, the Company identified errors in account balances in the Form 10Q filed for the six months period ended June 30, 2019. The following accounts were deemed to contain errors: accounts payable, derivative liability, common stock, additional paid in capital, operating expenses, interest expense and loss on derivative liabilities. The errors resulted from incorrect recording of stock-based compensation and overstatements of derivative liability and amortization of debt discount.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements were corrected in the consolidated balance sheet as of June 30, 2019 and the consolidated statements of operations for the three and six months ended June 30, 2019 and cash flows for the six months ended June 30, 2019.

The tables below summarize previously reported amounts and the adjusted presentation of the consolidated balance sheet and consolidated statements of operations and cash flows for the affected periods:

ALPHA ENERGY, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2019
	As Reported	Adjustment	As Revised
Current assets
Cash	$1,044	$-	$1,044
Prepaid expenses	50,000	-	50,000
Total current assets	51,044	-	51,044

Oil and gas property, unproved, full cost	12,500	(2,500)	10,000
Total assets	$63,544	$(2,500)	$61,044

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$180,162	(48,000)	$132,162
Interest payable	19,912	-	19,912
Short term advance from related party	397	-	397
Short term note payable	50,000	-	50,000
Derivative liability	132,696	(52,966)	79,730
Total current liabilities	383,167	(100,966)	282,201

Convertible credit line payable - related party, net of discount of $29,586	132,696	(29,586)	103,110
Asset retirement obligation	748	-	748
Total liabilities	516,611	(130,552)	386,059

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,667,428 issued and outstanding at June 30, 2019	1,762	5	1,767
Additional paid in capital	1,498,459	101,555	1,600,014
Accumulated deficit	(1,953,288)	26,492	(1,926,796)
Total stockholder deficit	(453,067)	128,052	(325,015)

Total liabilities and stockholders' deficit	$63,544	$(2,500)	$61,044

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the six months ended June 30, 2019
	As Reported	Adjustment	As Revised

Oil & Gas Sales	$2,984	$-	$2,984
Lease operating expenses	4,815	-	4,815
Gross loss	(1,831)	-	(1,831)

Operating expenses:
Professional services	24,870	-	24,870
Board of directors fees	96,000	-	96,000
General and administrative	292,329	22,500	314,829
Impairment loss	70,000	(20,000)	50,000
Total operating expenses	483,199	2,500	485,699

Loss from operations	(485,030)	(2,500)	(487,530)

Other income (expense):
Interest expense	(37,927)	9,737	(28,190)
Gain (loss) on change in fair value of derivative liabilities	475,902	(5,713)	470,189
Total other income	437,975	4,024	441,999

Net loss	$(47,055)	$1,524	$(45,531)

Loss per share:
Basic	$(0.00)	$-	$(0.00)
Diluted	$(0.00)	$(0.03)	$(0.03)

Weight average shares common share outstanding: basic and diluted
Basic	17,023,058	434,768	17,457,826
Diluted	17,023,058	567,464	17,590,522

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2019
	As Reported	Adjustment	As Revised

Oil & Gas Sales	$714	$-	$714
Lease operating expenses	1,913	-	1,913
Gross loss	(1,199)	-	(1,199)

Operating expenses:
Professional services	10,962	-	10,962
Board of directors fees	145,299	(97,299)	48,000
General and administrative	48,000	99,980	147,980
Impairment loss	70,000	(20,000)	50,000
Total operating expenses	274,261	(17,319)	256,942

Loss from operations	(275,460)	17,319	(258,141)

Other income (expense):
Interest expense	(14,595)	(987)	(15,582)
Gain on change in fair value of derivative liabilities	3,750	17,306	21,056
Total other income (expense)	(10,845)	16,319	5,474

Net loss	$(286,305)	$33,638	$(252,667)

Loss per share:
Basic	$(0.02)	$0.01	$(0.01)
Diluted	$(0.02)	$-	$(0.02)

Weight average shares common share outstanding: basic and diluted
Basic	17,489,125	127,391	17,616,516
Diluted	17,489,125	260,087	17,749,212

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2019
	As Reported	Adjustments	As Revised
Cash flows from operation activities
Net loss	$(47,055)	$1,524	$(45,531)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	110,000	146,000	256,000
Amortization of debt discount	29,494	(9,737)	19,757
(Gain) loss on change in fair value of derivative liabilities	(475,902)	5,713	(470,189)
Impairment loss	70,000	(20,000)	50,000
Asset retirement obligation expense	38	-	38
Change in operating assets and liabilities:
Prepaid expenses and other current assets	-	(50,000)	(50,000)
Accounts payable	171,580	(94,986)	76,594
Accounts payable related party	-	22,827	22,827
Interest payable	8,433	-	8,433
Net cash used in operating activities	(133,412)	1,341	(132,071)

Cash flows from investing activities
Deposit for purchase of oil and gas properties	(22,500)	22,500	-
Net cash used in investing activities	(22,500)	22,500	-

Cash flows from financing activities
Advances from related party	19,841	(19,841)	-
Payment on convertible credit line payable - related party	(3,750)	(4,000)	(7,750)
Proceeds from sale of stock	194,000	-	194,000
Repayments of related party advances	(53,375)	-	(53,375)
Net cash provided by financing activities	156,716	(23,841)	132,875

Net change in cash and cash equivalents	804	-	804
Cash and cash equivalent, beginning of period	240	-	240
Cash and cash equivalent, end of period	$1,044	$-	$1,044

Supplemental disclosure of non-cash financing activities
Debt discount on convertible credit line payable – related party	$536,701	$(536,701)	$-
Non cash short term loan payable	$50,000	$-	$50,000
Expenses paid on behalf of the Company by related party	$-	$29,406	$29,406

NOTE 2 – GOING CONCERN

The Company’s interim unaudited financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash or other currents assets, nor does it have an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – OIL AND GAS PROPERTIES

On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Rogers County Oklahoma (the “Project”) in consideration of a purchase price of $1,000,000. Pursuant to the agreement, the Company has taken assignment of all of ZQH and Pure's working interest in the Project and has recognized a note payable to ZQH and Pure as of June 30, 2020 of $1,060,000 consisting of the purchase price of $1,000,000 and the principal and accrued interest on an existing note totaling to $60,000. (See Note 6). The Company, ZQH, and Pure agreed that the sellers' combined working interest in the Project is 87.5%. The current operator of the Project and owner of the residual working interest is Premier Gas Company, LLC.

On July 6, 2020, Premier filed a mechanic’s lien in Rogers County alleging past unpaid invoices and also claiming incorrectly that Alpha’s ownership is 75% rather than 87.5%. No documentation has been provided Alpha of any past due invoices by Premier, Pure, or ZQH, and we intend to contest the lien vigorously.

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

On June 30, 2020, the Company entered into an Option Agreement (the “Agreement”) with Progressive Well Service, LLC to acquire oil and gas assets in Lincoln and Logan Counties in Central Oklahoma ((the “Coral Project”, called the “Logan 1 Project” in the Agreement). The Agreement gives the Company until December 31, 2020 to exercise its option (the “Option Period”). During the Option Period, Progressive may not sell the Coral Project to any third party. In return for this exclusivity, the Company subsequently issued 10,000 shares of its common stock with a fair value of $10,000, such shares to bear a legend restricting sale during the Option Period. At any time during the Option Period, the Company may exercise its Option with a cash payment of $50,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company repaid advances of $856 and $53,375 during the six months ended June 30, 2020 and 2019, respectively. The advances from related parties are not convertible, bear no interest and are due on demand. During the six months ended June 30, 2020 and 2019, a related party paid $459 and $29,406 of expenses on behalf of the Company, respectively. There was $0 and $397 due to related parties as of June 30, 2020 and December 31, 2019, respectively. The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

NOTE 5 – COMMON STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001 par value common stock.

The Board of Directors authorized the Company to sell 750,000 shares of common stock at $1.00 per share to raise working capital.

During the six months ended June 30, 2020 and 2019, the Company sold 70,000 and 194,000 shares of common stock for total proceeds of $70,000 and $194,000, respectively.

The Company compensates each of its directors with 4,000 shares of common stock each month. During each of the six months ended June 30, 2020 and 2019, the Company issued 96,000 shares of common stock valued at $96,000.

During the six months ended June 30, 2019, the Company issued 160,000 shares of common stock with a fair value of $160,000 for consulting services.

NOTE 6 – NOTE PAYABLE

On March 30, 2019, the Company executed a promissory note for $50,000 to ZQH (75%) and Pure (25%). The due date of the note is April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure. and ZQH to acquire oil and gas assets in Oklahoma in consideration of a purchase price of $1,000,000. (See Note 3). In connection with the purchase, the $50,000 note and accrued interest of $10,000 was added to the purchase price resulting in a total note payable balance of $1,060,000 as of June 30, 2020. During the six months ended June 30, 2020, $10,750 of accrued interest which was previously outstanding was discharged and recorded as a gain on extinguishment of debt. The note payable of $1,060,000 was due to be paid on or before July 31, 2020 but remains outstanding to date. The balance of the note will increase by $50,000 per month thereafter up to a maximum amount of $200,000 through December 1, 2020 for a total payable of $1,260,000. If the purchase price is not fully paid on or before December 1, 2020, ZQH and Pure have the option to convert the balance outstanding into the Company’s common stock at a conversion price of $1.00 per share and the note will also be subject to a monthly interest of 1%.

NOTE 7 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended December 31, 2019, the Company recognized an additional debt discount of $7,568 and amortized $39,514 of the discount as interest expense leaving an unamortized discount of $17,396 as of December 31, 2019. During the six months ended June 30, 2020, the Company recognized an additional debt discount of $365 and amortized $10,179 of the discount as interest expense leaving an unamortized discount of $7,582 as of June 30, 2020. See discussion of derivative liability in Note 8 – Derivative Liability.

During the six months ended June 30, 2020 and 2019, the Company recorded $4,250 and $7,750 in cash payment to the outstanding balance on the credit line, respectively. The outstanding principal balance on the convertible credit line as of June 30, 2020 amounted to $129,328.

NOTE 8 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2020
Liabilities:
Derivative liability	$-	$-	$15,780	$15,780

	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Liabilities:
Derivative liability	$-	$-	$65,289	$65,289

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible credit line payable for the six months ended June 30, 2020 and 2019 of $49,874 and $470,189, respectively. The fair market value adjustments as of June 30, 2020 and 2019 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00, computed volatility 37% and 129% and discount rate 0.16% and 1.75, respectively.

A summary of the activity of the derivative liability is shown below at June 30, 2020:

Balance at December 31, 2019	$65,289
Debt discount on convertible credit line payable	365
Gain on change in derivative fair value adjustment	(49,874)
Balance at June 30, 2020	$15,780

NOTE 9 – SUBSEQUENT EVENTS

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

Subsequent to June 30, 2020, the Company sold 5,000 shares of the common stock for total proceeds of $5,000, issued 48,000 shares to compensate its directors, issued 10,000 shares of common stock for lease acquisition cost for unproved properties and issued 5,000 shares of common stock to settle accounts payable of $5,000 for services provided. On August 6, 2020, the Board authorized an additional 550,000 shares of common stock for sale at $1.00 per share bringing the total to 1,300,000 shares.

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

On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Rogers County Oklahoma (the “Project”). The Project consists of approximately 3,429 acres of proven developed and non-developed oil and gas leases. Alpha has acquired through assignment Pure and ZQHs’ 87.5% Working Interest in the Project. The current Operator is Premier Gas Company, LLC, who owns the residual interest. Alpha intends to assert that applicable agreements covering the Project give it the right to remove the current operator and select a new one. On July 6, 2020, Premier filed a mechanic’s lien in Rogers County alleging past unpaid invoices and also claiming incorrectly that Alpha’s ownership is 75% rather than 87.5%. No documentation has been provided Alpha of any past due invoices by Premier, Pure, or ZQH, and we intend to contest the lien vigorously. The leases contain 126 wells either producing or capable of being brought on line, four salt water injection wells, and well production equipment. Included is 20.5 miles of 4" gas gathering lines, four miles of 2" saltwater gathering lines, two delivery connections for natural gas sales and one LTX-LNG natural gas processing equipment. Since the infrastructure currently exists, it will reduce the capital necessary to increase production. Upon completion of the acquisition, the first objective is to recomplete, rework and repair older equipment. Once the first phase is complete and cash flow is established, phase two will be implemented. In phase two, Alpha intends to drill shallow wells in order to test formations from the Bartlesville (600') to the bottom of the Granite Wash (2,520'). Alpha anticipates that these operations increase total production and add reserves.

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

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $5,287 and total current liabilities of $1,653,270.

The Company used $62,607 of cash in operating activities during the six months ended June 30, 2020 compared to $132,071 used in operations during the same period in 2019. Net cash used in operating activities during the six months ended June 30, 2020 was mainly comprised of our $237,385 net loss during the period, adjusted by a non-cash charges of $49,874 for gain on change in fair value of derivative liabilities, $10,750 gain on extinguishment of debt, stock-based compensation of $96,000, amortization of debt discount of $10,179, asset retirement obligations expense of $38 and changes in operating assets and liabilities of $129,185. Net cash used in operating activities during the six months ended June 30, 2019 was mainly comprised of our $45,531 net loss during the period, adjusted by a non-cash charges of $470,189 for gain on change in fair value of derivative liabilities, $50,000 impairment loss, stock-based compensation of $256,000, amortization of debt discount of $19,757, asset retirement obligations expense of $38 and changes in operating assets and liabilities of $57,854.

The Company generated cash of $67,894 from financing activities during the six months ended June 30, 2020 which consisted of $70,000 in proceeds from the sale of common stock, $3,000 proceeds from convertible credit line – related party and payments of $856 on short term advances – related party and $4,250 on convertible credit line payable - related party. The Company generated cash of $132,875 from financing activities during the six months ended June 30, 2019 which consisted of proceeds of sale of common stock of $194,000, repayments on related party advances of $53,375 and repayments on convertible credit line payable – related party of $7,750.

Going Concern

The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenues of $1,217 and $2,984 during the six months ended June 30, 2020 and 2019, respectively. Total operating expenses were $273,629 during the six months ended June 30, 2020 compared to $485,699 during the same period in 2019. The decrease in operating expenses were due to a decrease in consulting fees of $131,356 and $50,000 decrease in impairment loss.

We generated revenues of $871 and $714 during the three months ended June 30, 2020 and 2019, respectively. Total operating expenses were $142,328 during the three months ended June 30, 2020 compared to $256,942 during the same period in 2019. The decrease in operating expenses were due to a decrease in consulting fees of $63,263 and $50,000 decrease in impairment loss.

Off-Balance sheet arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The Suspension Order and the predecessor auditor’s failure to disclose it or the SEC investigation when it was occurring has had very damaging repercussions for the Company. Due to the misdeeds of Lopez, LBB, and Vine, the Company was obligated to spend substantial amounts to re-audit the filings that Lopez, LBB, and Vine handled. Also, the Company was obligated to undertake the re-audit for 2018 since it can no longer trust the work of someone who admittedly “engaged in a pattern of improper professional conduct” and committed “multiple instances of highly unreasonable conduct in circumstances that warranted heightened scrutiny.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2020, the Company has sold 70,000 shares of common stock at $1.00 per share to raise working capital.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 16, 2020

Alpha Energy, Inc. Registrant

By:	/s/ John Lepin
John Lepin
Chief Financial Officer