Form 10-Q
period 2020-09-30
ALPHA ENERGY INC
filed 2020-11-20
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2020

For the quarterly period ended September 30, 2020

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

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

Large accelerated filer	☐	Accelerated filer	☐
Smaller reporting
Non-accelerated filer	☐	company	☒
Emerging Growth
		Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	APHE	Other OTC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 18, 2020, the issuer had 18,056,428 shares of common stock issued and outstanding.

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$470	$-
Prepaid assets	5,000	-
Total current assets	5,470	-

Noncurrent assets:
Oil and gas property, unproved, full cost	1,030,000	10,000

Total assets	$1,035,470	$10,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$507,385	$300,428
Accounts payable and accrued expenses - related party	52,088	3,687
Interest payable	28,698	33,653
Short term advance from related party	1,000	397
Short term note payable	1,160,000	50,000
Derivative liability	48,888	65,289
Current portion of convertible credit line payable – related party, net of discount of $8,321 and $0, respectively	140,007	-
Total current liabilities	1,938,066	453,454

Convertible credit line payable – related party, net of discount of $0 and $17,396, respectively	-	113,182
Asset retirement obligation	843	786
Total liabilities	1,938,909	567,422

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 65,000,000 shares authorized and 18,051,428 and 17,822,428 shares issued and outstanding, respectively	1,807	1,783
Additional paid-in capital	1,983,973	1,754,997
Accumulated deficit	(2,889,219)	(2,314,202)
Total stockholders' deficit	(903,439)	(557,422)

Total liabilities and stockholders' deficit	$1,035,470	$10,000

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
		As Revised		As Revised

Oil and gas sales	$-	$873	$1,217	$3,857
Lease operating expenses	621	254	2,839	5,069
Gross loss	(621)	619	(1,622)	(1,212)

Operating expenses:
Professional services	14,875	5,004	30,508	29,874
Board of director fees	48,000	48,000	144,000	144,000
General and administrative	139,172	142,232	301,168	457,061
Impairment loss	-	-	-	50,000
Total operating expenses	202,047	195,236	475,676	680,935
Loss from operations	(202,668)	(194,617)	(477,298)	(682,147)

Other income (expense):
Interest expense	(107,342)	(16,832)	(130,721)	(45,022)
Gain on extinguishment of debt	-	-	10,750	-
Gain (loss) on change in fair value of derivative liabilities	(27,622)	(4,614)	22,252	465,575
Total other income (expense)	(134,964)	(21,446)	(97,719)	420,553

Net loss	$(337,632)	$(216,063)	$(575,017)	$(261,594)

Loss per share:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	18,014,580	17,689,993	17,925,910	17,536,065
Diluted	18,014,580	17,689,993	18,074,238	17,678,511

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2018	17,217,428	$1,722	$1,150,059	$(1,881,265)	$(729,484)
Stock issued for cash	131,000	13	130,987	-	131,000
Stock-based compensation	108,000	11	107,989	-	108,000
Net income	-	-	-	207,136	207,136
Balance, March 31, 2019	17,456,428	1,746	1,389,035	(1,674,129)	(283,348)
Stock issued for cash	63,000	6	62,994	-	63,000
Stock-based compensation	148,000	15	147,985	-	148,000
Net loss	-	-	-	(252,667)	(252,667)
Balance, June 30, 2019	17,667,428	1,767	1,600,014	(1,926,796)	(325,015)
Stock issued for cash	19,000	3	18,997	-	19,000
Stock-based compensation	48,000	5	47,995	-	48,000
Net loss	-	-	-	(216,063)	(216,063)
Balance, September 30, 2019 - As Revised	17,734,428	$1,775	$1,667,006	$(2,142,859)	$(474,078)

Balance, December 31, 2019	17,822,428	$1,783	$1,754,997	$(2,314,202)	$(557,422)
Stock issued for cash	18,000	2	17,998	-	18,000
Stock-based compensation	48,000	5	47,995	-	48,000
Net loss	-	-	-	(105,315)	(105,315)
Balance, March 31, 2020	17,888,428	1,790	1,820,990	(2,419,517)	(596,737)
Stock issued for cash	52,000	5	51,995	-	52,000
Stock-based compensation	48,000	5	47,995	-	48,000
Net loss	-	-	-	(132,070)	(132,070)
Balance, June 30, 2020	17,988,428	1,800	1,920,980	(2,551,587)	(628,807)
Stock issued for settlement of accounts payable	5,000	1	4,999	-	5,000
Stock issued as lease acquisition cost for unproved properties	10,000	1	9,999	-	10,000
Stock-based compensation	48,000	5	47,995	-	48,000
Net loss	-	-	-	(337,632)	(337,632)
Balance, September 30, 2020	18,051,428	$1,807	$1,983,973	$(2,889,219)	$(903,439)

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	September 30, 2020	September 30, 2019
		As Revised

Cash flows from operating activities:
Net loss	$(575,017)	$(261,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	144,000	304,000
Amortization of debt discount	14,926	29,636
Gain on change in fair value of derivative liabilities	(22,252)	(465,575)
Gain on extinguishment of debt	(10,750)	-
Impairment loss	-	50,000
Asset retirement obligation expense	57	57
Default interest added to note payable	100,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	-
Accounts payable	215,916	191,154
Accounts payable-related party	48,401	(6,579)
Interest payable	15,795	15,386
Net cash used in operating activities	(73,924)	(143,515)

Cash flows from financing activities:
Payment on convertible credit line payable - related party	(4,250)	(11,000)
Proceeds from convertible credit line payable - related party	8,500	-
Advances from related party	1,000	-
Payments on short term advances - related party	(856)	(53,375)
Proceeds from sale of common stock	70,000	213,000
Net cash provided by financing activities	74,394	148,625

Net change in cash and cash equivalents	470	5,110

Cash and cash equivalents, at beginning of period	-	240

Cash and cash equivalents, at end of period	$470	$5,350

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$3,959	$42,406
Non cash short term loan payable	$-	$50,000
Unpaid oil and gas assets acquired	$1,010,000	$-
Accrued interest added to note principal	$10,000	$-
Debt discount from derivative liability	$5,851	$7,568
Stock issued for settlement of accounts payable	$5,000	$-
Stock issued as lease acquisition cost for unproved properties	$10,000	$-

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2019 and 2018 which are included on a Form 10-K filed on September 24, 2020. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements for the years ended December 31, 2019 and 2018 have been omitted.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings (Loss) per Share". Basic income (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended September 30, 2020 and 2019, there were 148,328 and 142,446 shares issuable from convertible credit line payable which were considered for their dilutive effects but concluded to be anti-dilutive, respectively. For the nine months ended September 30, 2020 and 2019, there were 148,328 and 142,446 shares issuable from convertible credit line payable which were considered for their dilutive effects, respectively.

The reconciliation of basic and diluted loss per share is as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Basic net loss	$(337,632)	$(216,063)	$(575,017)	$(261,594)
Add back: Gain on change in fair value of derivative liabilities	-	-	(22,252)	(465,575)
Diluted net loss	$(337,632)	$(216,063)	$(597,269)	$(727,169)

Basic and dilutive shares:
Weighted average basic shares outstanding	18,014,580	17,689,993	17,925,910	17,536,065
Shares issuable from convertible credit line payable	-	-	148,328	142,446
Dilutive shares	18,014,580	17,689,993	18,074,238	17,678,511

Loss per share:
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.04)

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

Revision of Prior Period Financial Statements

In 2020, the Company identified errors in account balances in the Form 10Q filed for the nine months period ended September 30, 2019. The following accounts were deemed to contain errors: accounts payable, derivative liability, common stock, additional paid in capital, operating expenses, interest expense and loss on derivative liabilities. The errors resulted from incorrect recording of stock-based compensation and overstatements of derivative liability and amortization of debt discount.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements were corrected in the consolidated balance sheet as of September 30, 2019 and the consolidated statements of operations for the three and nine months ended September 30, 2019 and cash flows for the nine months ended September 30, 2019.

The tables below summarize previously reported amounts and the adjusted presentation of the consolidated balance sheet and consolidated statements of operations and cash flows for the affected periods:

ALPHA ENERGY, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2019
	As Reported	Adjustment	As Revised
Current assets
Cash	$5,350	$-	$5,350
Total current assets	5,350	-	5,350

Oil and gas property, unproved, full cost	37,591	(27,591)	10,000
Total assets	$42,941	$(27,591)	$15,350

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$327,907	$(123,591)	$204,316
Interest payable	26,865	-	26,865
Short term advance from related party	397	-	397
Short term note payable	50,000	-	50,000
Derivative liability	142,446	(50,534)	91,912
Total current liabilities	547,615	(174,125)	373,490

Convertible credit line payable - related party, net of discount of $27,275	133,314	(18,143)	115,171
Asset retirement obligation	767	-	767
Total liabilities	681,696	(192,268)	489,428

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-	-
Common stock, $0.0001 par value; 65,000,000 shares authorized; 17,734,428 issued and outstanding at September 30, 2019	1,764	11	1,775
Additional paid in capital	1,517,457	149,549	1,667,006
Accumulated deficit	(2,157,976)	15,117	(2,142,859)
Total stockholder deficit	(638,755)	164,677	(474,078)

Total liabilities and stockholders' deficit	$42,941	$(27,591)	$15,350

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the nine months ended September 30, 2019
	As Reported	Adjustment	As Revised

Oil & gas sales	$3,857	$-	$3,857
Lease operating expenses	5,069	-	5,069
Gross loss	(1,212)	-	(1,212)

Operating expenses:
Professional services	29,874	-	29,874
Board of directors fees	144,000	-	144,000
General and administrative	437,061	20,000	457,061
Impairment loss	70,000	(20,000)	50,000
Total operating expenses	680,935	-	680,935

Loss from operations	(682,147)	-	(682,147)

Other income (expense):
Interest expense	(45,498)	476	(45,022)
Gain (loss) on change in fair value of derivative liabilities	475,902	(10,327)	465,575
Total other income (expense)	430,404	(9,851)	420,553

Net loss	$(251,743)	$(9,851)	$(261,594)

Loss per share:
Basic	$(0.01)	$-	$(0.01)
Diluted	$(0.01)	$(0.03)	$(0.04)

Weight average shares common share outstanding: basic and diluted
Basic	17,500,432	35,633	17,536,065
Diluted	17,500,432	178,079	17,678,511

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2019
	As Reported	Adjustment	As Revised

Oil & gas sales	$873	$-	$873
Lease operating expenses	254	-	254
Gross loss	619	-	619

Operating expenses:
Professional services	5,004	-	5,004
Board of directors fees	144,732	(96,732)	48,000
General and administrative	48,000	94,232	142,232
Total operating expenses	197,736	(2,500)	195,236

Loss from operations	(197,117)	2,500	(194,617)

Other expense:
Interest expense	(7,571)	(9,261)	(16,832)
Loss on change in fair value of derivative liabilities	-	(4,614)	(4,614)
Total other expense	(7,571)	(13,875)	(21,446)

Net loss	$(204,688)	$(11,375)	$(216,063)

Loss per share:
Basic	$(0.01)	$-	$(0.01)
Diluted	$(0.01)	$-	$(0.01)

Weight average shares common share outstanding: basic and diluted
Basic	17,390,224	299,769	17,689,993
Diluted	17,390,224	299,769	17,689,993

ALPHA ENERGY, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2019
	As Reported	Adjustments	As Revised
Cash flows from operation activities
Net loss	$(251,743)	$(9,851)	$(261,594)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	160,000	144,000	304,000
Amortization of debt discount	30,112	(476)	29,636
(Gain) loss on change in fair value of derivative liabilities	(475,902)	10,327	(465,575)
Impairment loss	70,000	(20,000)	50,000
Asset retirement obligation expense	57	-	57
Change in operating assets and liabilities:
Accounts payable	319,325	(128,171)	191,154
Accounts payable related party	-	(6,579)	(6,579)
Interest payable	15,386	-	15,386
Net cash used in operating activities	(132,765)	(10,750)	(143,515)

Cash flows from investing activities
Deposit for purchase of oil and gas properties	(47,591)	47,591	-
Net cash used in investing activities	(47,591)	47,591	-

Cash flows from financing activities
Advances from related party	19,841	(19,841)	-
Payment on convertible credit line payable - related party	(7,000)	(4,000)	(11,000)
Proceeds from convertible credit line payable - related party	13,000	(13,000)	-
Proceeds from sale of stock	213,000	-	213,000
Repayments of related party advances	(53,375)	-	(53,375)
Net cash provided by financing activities	185,466	(36,841)	148,625

Net change in cash and cash equivalents	5,110	-	5,110
Cash and cash equivalent, beginning of period	240	-	240
Cash and cash equivalent, end of period	$5,350	$-	$5,350

Supplemental disclosure of non-cash financing activities
Stock issued for accrued compensation	$536,701	$(536,701)	$-
Non cash short term loan payable	$-	$50,000	$50,000
Expenses paid on behalf of the Company by related party	$-	$42,406	$42,406
Debt discount on convertible credit line payable - related party	$-	$7,568	$7,568

NOTE 2 – GOING CONCERN

The Company’s interim unaudited financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash or other current assets, nor does it have an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – OIL AND GAS PROPERTIES

On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Rogers County Oklahoma (the “Project”) in consideration of a purchase price of $1,000,000. Pursuant to the agreement, the Company has taken assignment of all of ZQH and Pure's working interest in the Project and has recognized a note payable to ZQH and Pure as of September 30, 2020 of $1,060,000 consisting of the purchase price of $1,000,000 and the principal and accrued interest on an existing note totaling to $60,000. (See Note 6). The Company, ZQH, and Pure agreed that the sellers' combined working interest in the Project is 87.5%. The current operator of the Project and owner of the residual working interest is Premier Gas Company, LLC.

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

On June 30, 2020, the Company entered into an option Agreement with Progressive Well Service, LLC to acquire oil and gas assets in Lincoln and Logan Counties in Central Oklahoma (the “Coral Project”, called the “Logan 1 Project” in the Agreement). The agreement gives the Company until December 31, 2020 to exercise its option (the “option Period”). During the option Period, Progressive may not sell the Coral Project to any third party. In return for this exclusivity, the Company issued 10,000 shares of its common stock with a fair value of $10,000, such shares to bear a legend restricting sale during the option Period. At any time during the option Period, the Company may exercise its option with a cash payment of $50,000. At closing the Company shall make a cash payment of $600,000 to Progressive (the “Project Payment”) and guarantee to Progressive a further payment of 3% of the net revenue stream from any new wells drilled in the Coral Project (the “Production Payment”) until Progressive has received an additional $350,000.

On September 8, 2020, the Company entered into an Option Agreement with Kadence Petroleum, LLC. (“Kadence”) to acquire oil and gas assets in Logan County in Central Oklahoma, called the “Logan 2 Project” in the Agreement). The Agreement gives the Company until February 8, 2021 to exercise its option (the “Option Period”). During the option Period, Kadence may not sell the Logan 2 Project to any third party. In return for this exclusivity, the Company will pay $10,000 per month. The Company paid $10,000 to Brian Tribble, Managing Member of Kadence, through AEI Acquisition, LLC revolving credit note, on September 18, 2020. At closing, Alpha shall tender to Kadence a cash payment of $350,000 (the “Project Payment”). Alpha shall agree at Closing to make a monthly payment equal to 3% of the net revenue stream from any new wells (not workovers, restarts, or recompletions) drilled in the Project area after the Closing until such time as Kadence shall have accrued $800,000 from such new wells (the “Production Payment”). Together, the Option Payment, Production Payment, and Project Payment shall satisfy the Purchase Price.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $1,000 and $0 and repaid advances from related parties totaling $856 and $53,375 during the nine months ended September 30, 2020 and 2019, respectively. The advances from related parties are not convertible, bear no interest and are due on demand. During the nine months ended September 30, 2020 and 2019, a related party paid $3,959 and $42,406 of expenses on behalf of the Company, respectively. There was $1,000 and $397 due to related parties as of September 30, 2020 and December 31, 2019, respectively. The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

NOTE 5 – COMMON STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.0001 par value preferred stock and 65,000,000 shares of $0.0001par value common stock.

The Board of Directors authorized the Company to sell 1,300,000 shares of common stock at $1.00 per share to raise working capital.

During the nine months ended September 30, 2020 and 2019 , the Company sold 70,000 and 213,000 shares of common stock for total proceeds of $70,000 and $213,000, respectively.

During the nine months ended September 30, 2020, the Company issued 10,000 shares of common stock with a fair value of $10,000 for lease acquisition cost for unproved properties.

During the nine months ended September 30, 2020, the Company issued 5,000 shares of common stock with a fair value of $5,000 to settle outstanding accounts payable balance.

The Company compensates each of its directors with 4,000 shares of common stock each month. During each of the nine months ended September 30, 2020 and 2019, the Company issued 144,000 shares of common stock valued at $144,000.

During the nine months ended September 30,2019, the Company issued 160,000 shares of common stock with a fair value of $160,000 for consulting services.

NOTE 6 – NOTE PAYABLE

On March 30, 2019, the Company executed a promissory note for $50,000 to ZQH (75%) and Pure (25%). The due date of the note is April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure. and ZQH to acquire oil and gas assets in Oklahoma in consideration of a purchase price of $1,000,000. (See Note 3). In connection with the purchase, the $50,000 note and accrued interest of $10,000 was added to the purchase price resulting in a total note payable balance of $1,060,000. During the nine months ended September 30, 2020, $10,750 of accrued interest which was previously outstanding was discharged and recorded as a gain on extinguishment of debt. The note payable of $1,060,000 was due to be paid on or before July 31, 2020 but remains outstanding to date. The balance of the note will increase by $50,000 per month thereafter up to a maximum amount of $200,000 through December 1, 2020. As of September 30, 2020, the Company recognized $100,000 of default interest that was added to the principal for a total payable of $1,160,000. If the purchase price is not fully paid on or before December 1, 2020, ZQH and Pure have the option to convert the balance outstanding into the Company’s common stock at a conversion price of $1.00 per share and the note will also be subject to a monthly interest of 1%.

NOTE 7 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended December 31, 2019, the Company recognized an additional debt discount of $7,568 and amortized $39,514 of the discount as interest expense leaving an unamortized discount of $17,396 as of December 31, 2019. During the nine months ended September 30, 2020, the Company recognized an additional debt discount of $5,851 nd amortized $14,926 of the discount as interest expense leaving an unamortized discount of $8,321 as of September 30, 2020. See discussion of derivative liability in Note 8 – Derivative Liability.

During the nine months ended September 30, 2020 and 2019, the Company received $8,500 and $0 in cash proceeds from the credit line and made $4,250 and $11,000 in cash payments to the outstanding balance on the credit line, respectively. The outstanding principal balance on the convertible credit line as of September 30, 2020 amounted to $148,328.

NOTE 8 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2020
Liabilities:
Derivative liability	$-	$-	$48,888	$48,888

	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Liabilities:
Derivative liability	$-	$-	$65,289	$65,289

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible credit line payable for the nine months ended September 30, 2020 and 2019 of $22,252 and $465,575, respectively. The fair market value adjustments as of September 30, 2020 and 2019 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00, computed volatility 132% and 138% and discount rate 0.11% and 1.63%, respectively.

A summary of the activity of the derivative liability is shown below at September 30, 2020:

Balance at December 31, 2019	$65,289
Debt discount on convertible credit line payable	5,851
Gain on change in derivative fair value adjustment	(22,252)
Balance at September 30, 2020	$48,888

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company sold 5,000 shares of the common stock for cash proceeds of $5,000.

Subsequent to September 30, 2020, the Company received a short term related party loan of $40,000 for working capital. The unsecured loan is non-interest bearing, has no specific terms for repayment and payable on demand.

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

The Logan 2 Project is approximately 6,900 acres of developed and undeveloped proven production in the Cherokee Uplift in central Oklahoma. This prolific area includes thirty-four formerly producing wells, primarily from the Hunton Formation. While none of these wells are currently producing, the engineering reserve report commissioned by Alpha as of December 31, 2019 has identified sixteen that could be returned to production with minimal effort. Logs and drilling data indicate six wells with Probable behind-pipe pay that can be recompleted. Additionally, the reserve report identifies twelve Proved or Probable undeveloped locations for new drilling in the Hunton, Viola, or Layton Formations. As drilling progresses, additional PUD locations are likely to be found on this large acreage block. The reserve report indicates over 340 thousand barrels oil and over 610 million cubic feet gas of net reserves.

The Company is actively pursuing acquisition of additional properties in Oklahoma, Texas and New Mexico.

Liquidity and Capital Resources

As of September 30, 2020, we had total current assets of $5,470 and total current liabilities of $1,938,066.

The Company used $73,924 of cash in operating activities during the nine months ended September 30, 2020 compared to $143,515 used in operations during the same period in 2019. Net cash used in operating activities during the nine months ended September 30, 2020 was mainly comprised of our $575,017 net loss during the period, adjusted by a non-cash charges of $22,252 for gain on change in fair value of derivative liabilities, $10,750 gain on extinguishment of debt, stock compensation of $144,000, amortization of debt discounts of $14,926, asset retirement obligation expense of $57, default interest added to note payable of $100,000 and changes in operating assets and liabilities of $275,112. Net cash used in operating activities during the nine months ended September 30, 2019 was mainly comprised of our $261,594 net loss during the period, adjusted by a non-cash charges of $465,575 for gain on change in fair value of derivative liabilities, $50,000 impairment loss, stock compensation of $304,000, amortization of debt discounts of $29,636, asset retirement obligation expense of $57 and changes in operating assets and liabilities of $199,961.

The Company generated cash of $74,394 from financing activities during the nine months ended September 30, 2020 which consisted of $70,000 in proceeds from the sale of common stock, $8,500 proceeds from convertible credit line – related party, $1,000 advances from related party, $856 payments on short term advances – related party and $4,250 payments on convertible credit line payable - related party. The Company generated cash of $148,625 from financing activities during the nine months ended September 30, 2019 which consisted of proceeds of sale of common stock of $213,000, repayments on related party advances of $53,375 and repayments on convertible credit line payable – related party of $11,000.

Going Concern

The future of our Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenues of $1,217 and $3,857 during the nine months ended September 30, 2020 and 2019, respectively. Total operating expenses were $475,676 during the nine months ended September 30, 2020 compared to $680,935 during the same period in 2019. The decrease in operating expenses were due to a decrease in consulting fees of $160,456, $50,000 decrease in impairment loss which were offset with a $20,850 increase in legal expenses. The remaining difference in operating expenses were related to other general and administrative expenses.

We generated revenues of $0 and $873 during the three months ended September 30, 2020 and 2019, respectively. Total operating expenses were $202,047 during the three months ended September 30, 2020 compared to $195,236 during the same period in 2019. The increase in operating expenses were due to a $20,850 increase in legal expenses and a $9,871 increase in professional fees which were offset with a decrease of $29,100 in consulting fees. The remaining difference in operating expenses were related to other general and administrative expenses.

Off-Balance sheet arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2020, the Company has sold 70,000 shares of common stock at $1.00 per share to raise working capital.

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

**XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 20, 2020

Alpha Energy, Inc.
Registrant

By:	/s/ John Lepin
John Lepin
Chief Financial Officer