Form 10-K
period 2020-12-31
ALPHA ENERGY INC
filed 2021-04-29
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The public float as of June 30, 2020 was 303,000 with an approximate market value of $1,415,500.

The number of shares of Common Stock, $0.001 par value, outstanding on April 21, 2021 was 17,996,428 shares

ALPHA ENERGY, INC.

FOR THE FISCAL YEARS ENDED

DECEMBER 31, 2020 AND 2019

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

Unless specifically set forth to the contrary, when used in this Report the terms “Alpha,” "we", "our", the "Company" and similar terms refer to Alpha Energy, Inc., a Colorado corporation. In addition, when used herein and unless specifically set forth to the contrary, “2020” refers to the year ended December 31, 2020, “2019” refers to the year ended December 31, 2019.

PART I

ITEM 1. BUSINESS.

Overview

Alpha Energy, Inc. (“our”, “we”, the Company) was incorporated in September 26, 2013 in the State of Colorado. The Company was organized under the laws of the State of Colorado in September 2013 for the purpose of purchasing, developing and operating oil and gas leases. On February 23, 2018, Alpha Energy, Inc. formed a wholly owned subsidiary, Alpha Energy Texas Operating, LLC, to administer operations. We are a Houston, Texas based independent oil and natural gas company. Our business is to maximize production and cash flow from our Oklahoma properties and use that cash flow to explore, develop, exploit and acquire oil and natural gas properties across Texas, Oklahoma and New Mexico.

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

Our Strategy

Our long-term business strategy is:

•Pursuing accretive, opportunistic acquisitions that meet our strategic and financial objectives. We believe that there is currently a window of opportunity for us to acquire PDP-heavy assets that also possess sizable undeveloped acreage positions from distressed and/or motivated sellers at an attractive discount to PDP PV-10 valuations. Consequently, we currently intend to focus our growth efforts on identifying, evaluating and pursuing the acquisition of such oil and natural gas properties in areas where we currently have a presence and/or specific operating expertise that will position us to enhance our expected acquisition returns through leveraging our operational experience and expertise in order to provide productivity and cost improvements, and where appropriate, increase reserves through development drilling. We may acquire individual properties or private or publicly traded companies, in each case for cash, common stock, preferred stock or a combination thereof. We believe that the ongoing low commodity price environment, and very limited sources of debt and/or equity capital available to our industry, should provide significant reserve and cash flow growth opportunity for us through potential corporate combinations that provide an attractive mix of significant cash flow and undeveloped growth potential. During 2020, we intend to continue to minimize our drilling program and pursue growth through the acquisition of PDP-heavy assets, and use excess cash flow for the reduction in borrowings outstanding under our Credit Agreement. We plan to complement that conservative drilling program on our core onshore

Enhancing our existing portfolio by dedicating the majority of our drilling capital to our existing portfolio of oil and liquids-rich opportunities. A key element of our long-term strategy is to continue to develop the oil and natural gas liquids resource potential that we believe exists in numerous formations within our various oil/liquids weighted resource plays, and where possible, to expand our presence in those plays. Due to the current superior economics of oil production, as compared to natural gas, we expect to focus on oil and liquids-weighted opportunities as we strive to transition from a heavily weighted natural gas production profile to a more balanced reserve and production profile between oil/liquids and natural gas. In response to the low commodity price environment, and the current opportunity to be an asset consolidator in the industry, we plan to limit near-term drilling capital for the foreseeable future to that necessary to fulfill leasehold commitments, preserve core acreage, and where the opportunity exists, to drill where we can add production and cash flow at attractive rates of return. We will, however, continue to evaluate high quality drilling opportunities that have the potential to add significant reserves and cash flow to our portfolio at low finding and development cost, thereby providing returns superior to those generated in the currently active unconventional resource plays.

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

Current Projects

On June 25th, 2020, Alpha Energy, Inc. (the “Company”) entered into a Purchase and Sale Agreement (the “Agreement”) with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Oklahoma (as described below, the “Project”) in consideration of a Purchase Price that now stands at one million three hundred and ten thousand Dollars ($1,310,000) (the “Purchase Price”). The Company also agrees in the Agreement to discharge a Promissory Note to ZQH in the amount of sixty thousand dollars ($60,000). Under the terms of the Agreement, after December 1, 2020 ZQH and Pure have the option to take all or part of the Purchase Price in Company stock, which for the purpose would be valued at one dollar ($1.00) per share. The Company, Pure, and ZQH have entered into various Extension Agreements, the current one of which is dated March 28th, 2021 (the “Extension Agreement”). The Extension Agreement prevents Pure and ZQH from taking stock rather than cash through June 1, 2021, in return for which Company makes a monthly interest payment to ZQH and Pure of ten thousand eighty-three and 33/100 dollars ($10,083.33), which represents 1% annual interest on the Purchase Price, compounded monthly. The Extension Agreement allows the Company to extend that period beyond June 1, 2021 under similar terms.

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

On July 6, 2020, Premier filed a mechanic’s lien against the interests of Pure, ZQH and the Company in the Project, alleging past unpaid invoices on the part of ZQH and Pure and also alleging that Alpha’s ownership is 75% rather than 87.5%. No documentation has been provided to Alpha by ZQH, Pure, or Premier of any unpaid invoices. The Company intends to contest the lien vigorously. On August 19, 2020, Premier filed a Petition against Pure, Oil & Gas, Inc, ZQH Holdings, LLC and Alpha Energy, Inc., contesting an agreement between Premier, ZQH and Pure dated September 11, 2015. The Petition is to recoup Premier’s expenses per the Mechanic’s lien of July 6, 2020. On July 23, 2020, the Company’s Attorney sent a letter to Premier requesting back up documentation for the Lien. Premier did not respond to the July 23 letter. On August 31, 2020 the Company’s Attorney sent a second letter requesting back up documentation giving Premier until September 10, 2020 to comply. As of December 31, 2020, Premier has not furnished any documentation supporting the lien.

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

On June 30, 2020, the Company entered into an Option Agreement (the “Agreement”) with Progressive Well Service, LLC (“Progressive”) to acquire oil and gas assets in Logan County in Central Oklahoma (the “Coral Project”, called the “Logan 1 Project” in the Agreement). The Agreement gave the Company until December 31, 2020 to exercise its option (the “Option Period”). During the Option Period, Progressive may not sell the Coral Project to any third party, in return for which exclusivity the Company issued ten thousand (10,000) shares of its common stock, such shares bearing a legend restricting sale during the Option Period. In December 2020, the Company tendered to Progressive cash payments totaling fifty thousand dollars ($50,000), by which the Company exercised its Option. Under the terms of the Agreement, Closing would then occur within one month. Before Closing, the Company and Progressive must enter a new Purchase and Sale Agreement (“PSA”) modeled after the earlier PSA Progressive and the Company had in place in early 2019, which lapsed due to no fault of either party. Under the new PSA, Alpha shall make a cash payment of six hundred thousand dollars ($600,000) to Progressive (the “Project Payment”) and guarantee to Progressive a further payment of 3% of the net revenue stream from any new wells drilled in the Coral Project (the “Production Payment”), such payments to continue until Progressive has accrued an additional three hundred and fifty thousand dollars ($350,000). Since December 2020, the Company and Progressive have entered into various Extension Agreements, the current one being dated March 25th, 2021 (the “Extension Agreement”). The Extension Agreement extends the period by which Closing must occur through June 1, 2021, in return for which the Company makes a monthly payment of ten thousand dollars ($10,000), which sum is to be applied toward the Project Payment.

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

On September 8, 2020, the Company entered into an Option Agreement with Kadence Petroleum, LLC. (“Kadence”) to acquire oil and gas assets in Logan County in Central Oklahoma, called the “Logan 2 Project” in the Agreement). The Agreement gives the Company until February 8, 2021 to exercise its option (the “Option Period”). During the Option Period, Kadence may not sell the Logan 2 Project to any third party. In return for this exclusivity, the Company will pay $10,000 to Brian Tribble, Managing Member of Kadence, per month until closing. At closing, Alpha shall tender to Kadence a cash payment of $350,000 (the “Project Payment”). Alpha shall agree at Closing to make a monthly payment equal to three percent (3%) of the net revenue stream from any new wells (not workovers, restarts, or recompletions) drilled in the Project area after the Closing until such time as Kadence shall have accrued $800,000 from such new wells (the “Production Payment”). Together, the Option Payment, Production Payment, and Project Payment shall satisfy the Purchase Price. On March 3, 2021, the Company amended the agreement until May 1, 2021, with a $10,000 monthly payment in January through April 2021.

The Company notes that the Project is west of the lands in eastern Oklahoma affected by the decision of the U.S. Supreme Court issued on July 9, 2020, McGirt v. Oklahoma, and therefore is unaffected by that decision.

In the second phase of operations, we intend to expand into Texas and New Mexico. These projects are exploratory and could yield 20 million barrels of oil (mbo).

On December 13, 2018, the Company entered into a Letter of Intent (the “LOI”) with Chicorica, LLC. (“Chicorica”) and a Project Sale Agreement (“PSA”) on January 28, 2019. Chicorica has developed an oil and gas exploration project in northeastern New Mexico (referred to as the “Frostback Project” in the PSA; the Company refers to it as the “Rayado” Project). The Rayado Project includes several prospective areas and the Company is interested in exploring these areas and utilizing Chicorica’s seismic and other data and expertise. The Company paid ten thousand dollars ($10,000) upon signing the LOI and agreed to pay the Project Fee by August 31, 2019. The Company and Chicorica have entered into various extension agreements, the current one being dated January 4, 2021 (the “Extension Agreement”). Under the terms of the Extension Agreement, the Company may acquire access to the intellectual property owned or licensed by Chicorica for a cash payment of ninety-five thousand dollars ($95,000) on or before May 3, 2021.

On January 28, 2019, the Company entered into a Project Sale Agreement (the “PSA”) with Visionary Resources, LLC. (“Visionary”). Visionary has developed an oil and gas exploration project in northwestern Texas (the “Battlewagon Project”). The Battlewagon Project includes several prospective areas and the Company is interested in exploring these areas and utilizing Visionary’s geophysical and other data and expertise. The Company agreed to pay the Project Fee of two hundred thousand dollars ($200,000) by March 31, 2020. The Company and Visionary have entered into various extension agreements, the current one being dated January 4, 2021 (the “Extension Agreement”). Under the terms of the Extension Agreement, the Company may acquire access to the intellectual property owned or licensed by Visionary for a cash payment of two hundred thousand dollars ($200,000) on or before May 3, 2021.

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

Production and Reserve Overview

The Company engaged Liquid Gold Technologies, lnc (LGT) to evaluate and deliver a Certified SEC Reserves and Valuation Report of the Rogers County Project. On March 10, 2021, but effective December 31, 2020, LGT delivered the report, of which, a full copy is attached and incorporated herein. LGT used their interpretations of the Company's supplied data and the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released June 14, 2009 in the Federal Register (SEC regulations), to determine the Project contains Proven net reserves (all non-producing or undeveloped) of 345,110 mcf of gas and 866,340 barrels of oil/condensate with an SEC PV10% of $10,286,180. In addition, the Project contains additional Probable net reserves (all non-producing or undeveloped) of 271,910 mcf of gas and 194,500 barrels of oil/condensate with an additional SEC PV10% of $2,427,660. PV10% as of December 31, 2020 was based on SEC prices of $39.54 per barrel of oil and $1.985 per mmbtu of natural gas as calculated by LGT.

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

Acquisition of Future Leases

Our strategy is to acquire producing properties that the Company can operate which have proven un-drilled locations available for further development. Our management’s years of experience, knowledge of the oil and gas industry, and existing networks provide access to both marketed and off-market acquisition opportunities. The Company anticipates evaluating many potential acquisitions; however, to qualify for acquisition, the calculated cash flow after taxes and operating expenses will recover the acquisition cost in under 30 months. The cash flow calculation will be based on NYMEX pricing of $55 per barrel of oil and $2.50 per MCF of gas. In addition, the selection criteria will require the life of current producing wells to be seven years or longer and the field must have a minimum total life of 15 years.

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

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

Employees

As of December 31, 2020, we have one employee, John Lepin, our CFO, who also serves as Chairman of the Board of Directors and have three (3) Directors who are non-employee. On June 1, 2020, the Company contracted with Leaverite Consulting to engage Jay Leaver as Interim President. On December 4, 2019 the Company entered into an agreement with Joe Gregory as the Companies’ Agent in Oklahoma. We consider our relations with our subcontractors to be good.

Company's Office

Our office is located at 4162 Meyerwood Drive, Houston, Texas 77025 and our telephone number is (713) 316-0061.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

We have a history of operating losses; we incurred a net loss in both fiscal year 2020 and fiscal year 2019. Our revenues are not currently sufficient to fund our operating expenses and there are no assurances we will develop profitable operations.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have resulted in accumulated deficit of approximately $4,301,180 as of December 31, 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have generated minimal revenues and our ability to pay our expenses is dependent upon advances from related parties.

For the fiscal year ended December 31, 2020, we reported a net loss of $1,986,978. We had a working capital deficit of $2,144,964 at December 31, 2020. We have generated minimal revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended December 31, 2013 through 2020 and they are open for review by the various tax jurisdictions. We cannot assure you that we will not incur fines and penalties for failure to file our federal tax returns.

We have limited history and we cannot assure you that our business model will be successful in the future or that our operations will be profitable.

Our company was formed in 2013 but we have yet to begin generating revenues from our operations. Accordingly, investors have no operating history upon which to evaluate our business model. There can be no assurances whatsoever that we will be able to successfully implement our business model, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early-stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

Our business and stock price could be adversely affected if we are not successful in enhancing our management, systems, accounting, controls and reporting performance.

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the accounting and reporting requirements related to our growth. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining additional qualified personnel, and if such personnel are not available locally, we may incur higher recruiting, relocation, and compensation expense. In an effort to meet the demands of our planned activities in fiscal 2021 and thereafter, we may be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. We further may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans, on our regulatory and listing status, and on our stock price.

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

The COVID-19 pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world and has created significant volatility, uncertainty and turmoil in the oil and gas industry. This has led to a significant global oversupply of oil and a subsequent substantial decrease in oil prices. While global oil producers, including the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations reached an agreement to cut oil production in April 2020, downward pressure on, and volatility in, commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for oil, which have negatively affected and are expected to continue to negatively affect our cash flow, liquidity and financial position. Oil prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 pandemic, and as changes in oil inventories, oil demand and economic performance are reported. We cannot predict when, or to what extent, the negative effects of COVID-19 on the world and domestic economies, and on our industry and Company, will improve, or when oil prices will improve and stabilize.

Prices fluctuate and decline based on factors beyond our control. Factors that can cause price fluctuations and declines include:

●	Overall economic and market conditions, domestic and global.
●	The impact of the COVID-19 pandemic, including reduced demand for oil and natural gas, economic slowdown, governmental actions and stay-at-home orders.
●	The domestic and foreign supply of oil and natural gas.
●	The level of consumer product demand.
●	The cost of exploring for, developing, producing, refining and marketing oil, natural gas and NGLs.
●	Adverse weather conditions, natural disasters, climate change and health emergencies and pandemics.
●	The price and availability of competitive fuels such as LNG, heating oil and coal, and alternative fuels.
●	Political and economic conditions in the Middle East and other oil and natural gas producing regions.
●	The ability of the members of OPEC and other oil exporting nations to agree to and maintain oil price and production controls.
●	Domestic and foreign governmental regulations, including temporary orders limiting economic activity.
●	Special taxes on production or the loss of tax credits and deductions.
●	Technological advances affecting energy consumption and sources of energy supply.
●	Access to pipelines and gas processing plants and other capacity constraints or production disruptions.
●	The effects of energy conservation efforts, including by virtue of shareholder activism or activities of non-governmental organizations.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 65,000,000 shares of common stock and 10,000,000 shares of preferred stock with 2,000,000 shares designated as Series A convertible preferred stock with such designations, preferences and rights as determined by our Board of Directors. As of December 31, 2020, 18,145,428 shares of our Common Stock and no shares of our Series A convertible preferred stock are outstanding.

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

As of the date of this Report, and until they submit the required stock power necessary to cancel their shares or otherwise dispose of same, AEI Acquisition Company, LLC owns approximately 88.44% of the Company's currently outstanding common stock and therefore may have a significant influence in the election of our directors and, therefore, our policies and direction. This concentration of voting power could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

Our principal executive office is located at 4162 Meyerwood Drive, Houston, TX 77025.

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

	High	Low
Fiscal 2019
March 31, 2019	$6.00	$6.00
June 30, 2019	$7.20	$6.00
September 30, 2019	$5.00	$5.00
December 31, 2019	$5.00	$4.40

Fiscal 2020
March 31, 2020	$4.70	$4.70
June 30, 2020	$4.75	$4.75
September 30, 2020	$4.00	$4.00
December 31, 2020	$5.17	$5.17

The sale price of our common stock as reported on the OTC Pink Market was $5.17 on December 31, 2020. As of December 31, 2020, there were approximately 45 recorded owners of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2020 and 2019 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

Results of Operations

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

During the years ended December 31, 2020 and 2019, the Company had minimal revenues from its operating activities. In part, because such activities were focused on identifying potential opportunities and properties.

During the year ended December 31, 2020, the Company recognized a net loss of $1,986,978 compared to $432,937 for the year ended December 31, 2019. The increase of $1,554,041 was primarily a result of an increase in impairment expense of $950,000, an increase in interest expense of $177,196 and a decrease in the gain on change in fair value of derivative liabilities of $517,427, which was offset by a decrease in general and administrative costs of $146,962.

Liquidity and Capital Resources

As of December 31, 2020, the Company had current assets of $30,000 and total noncurrent assets of $70,000 consisting of acquisition costs. As of December 31, 2020, the Company had total current liabilities of $2,174,964 which includes $585,732 in accounts payable and accrued expenses, $120,568 in accounts payable and accrued expenses – related parties, $96,369 in derivative liability, $31,295 in interest payable, $181,000 in short term advances from related parties and $1,160,000 in a short-term loans. The Company had a working capital deficit of $2,144,964.

During the year ended December 31, 2020, the Company used cash of $109,394 in our operations compared to $151,997 during the year ended December 31, 2019. During the year ended December 31, 2020, the Company used $30,000 in investing activities compared to no cash used by investing activities during the year ended December 31, 2019. During the year ended December 31, 2020, the Company received funds of $139,394 from our financing activities compared to $151,757 during the year ended December 31, 2019. Net change in cash was $0 during the year ended December 31, 2020 compared to a decrease of $240 for the year ended December 31, 2019.

At various times during the year ended December 31, 2020, the Company received advances, short term notes and advances on convertible line payable related parties for operating expenses. During the year ended December 31, 2020, the Company made payments on convertible line payable of $4,250, payments on short term notes of $100,000 and repayments on short term advances from related parties of $856. The Company also received proceeds from convertible loan payable of $8,500 and advances from related party of $161,000 during the year ended December 31, 2020.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(109,394)	$(151,997)
Net cash used in investing activities	(30,000)	-
Net cash provided by financing activities	139,394	151,757
Net change in cash and cash equivalents	-	(240)
Cash and cash equivalents, beginning of year	-	240
Cash and cash equivalents, end of year	$-	$-

Short Term

On a short-term basis, the Company has not generated revenues sufficient to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

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

The Company will need substantial additional capital to support its proposed future petroleum exploration operations. The Company has minimal revenues. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in one financial institution at December 31, 2020. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

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

Impairment of Long-Lived Assets

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Rogers County Oklahoma (the “Project”) in consideration of a purchase price of $1,000,000. During the year ended December 31, 2020, the Company fully impaired the Project due to the lack of funds for development. During the year ended December 31, 2019, the Company entered into an escrow agreement for $50,000 with Premier Gas Company. The escrow payment was to hold a purchase and sale agreement dated January 29, 2019. The agreement was not completed, and the previously capitalized payment was impaired in June 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alpha Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Energy, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2020.

Houston, Texas

April 29, 2021

ALPHA ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

Assets
Current Assets:
Prepaids and other current assets	$30,000	$-
Total current assets	30,000	-

Noncurrent Assets:
Oil and gas properties, unproved, full cost	70,000	10,000

Total Assets	$100,000	$10,000

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$585,732	$300,428
Accounts payable and accrued expenses - related parties	120,568	3,687
Interest payable	31,295	33,653
Short term advances from related parties	181,000	397
Short term note	1,160,000	50,000
Derivative liability	96,369	65,289
Total current liabilities	2,174,964	453,454

Convertible credit line payable – related party, net of discount of $2,754 and $17,396, respectively	145,574	113,182
Asset retirement obligation	862	786
Total Liabilities	2,321,400	567,422

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 18,145,428 and 17,822,428 shares issued and outstanding, respectively	18,145	17,822
Additional paid-in capital	2,061,635	1,738,958
Accumulated deficit	(4,301,180)	(2,314,202)
Total Stockholders' Deficit	(2,221,400)	(557,422)

Total Liabilities and Stockholders' Deficit	$100,000	$10,000

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	Year Ended December 31, 2019

Oil and gas sales	$1,217	$4,278
Lease operating expenses	2,915	7,239
Gross loss	(1,698)	(2,961)

Operating expenses:
Professional services	87,267	34,874
Board of director fees	208,000	192,000
General and administrative	436,649	583,611
Impairment loss	1,000,000	50,000
Total operating expenses	1,731,916	860,485

Loss from operations	(1,733,614)	(863,446)

Other income (expense):
Interest expense	(238,885)	(61,689)
Gain on extinguishment of debt	10,750	-
Gain (loss) on change in fair value of derivative liabilities	(25,229)	492,198
Total other income (expense)	(253,364)	430,509

Net loss	$(1,986,978)	$(432,937)

Loss per share:
Basic	$(0.11)	$(0.02)
Diluted	$(0.11)	$(0.05)

Weighted average shares outstanding:
Basic	17,966,907	17,594,220
Diluted	17,966,907	17,724,798

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2018	17,217,428	$17,217	$1,134,564	$(1,881,265)	$(729,484)

Stock issued for cash	228,000	228	227,772	-	228,000

Stock-based compensation	377,000	377	376,622	-	376,999

Net loss	-	-	-	(432,937)	(432,937)

Balance, December 31, 2019	17,822,428	17,822	1,738,958	(2,314,202)	(557,422)

Stock issued for cash	75,000	75	74,925	-	75,000

Stock issued for settlement of accounts payable	5,000	5	4,995	-	5,000

Stock issued as lease acquisition cost for unproved properties	10,000	10	9,990	-	10,000

Stock-based compensation	233,000	233	232,767	-	233,000

Net loss	-	-	-	(1,986,978)	(1,986,978)

Balance, December 31, 2020	18,145,428	$18,145	$2,061,635	$(4,301,180)	$(2,221,400)

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	Year Ended December 31, 2019

Cash Flows from Operating Activities:
Net loss	$(1,986,978)	$(432,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	233,000	377,000
Amortization of debt discount	20,493	39,514
(Gain) loss on change in fair value of derivative liabilities	25,229	(492,198)
Gain on extinguishment of debt	(10,750)	-
Impairment loss	1,000,000	50,000
Asset retirement obligation expense	76	76
Default interest added to note payable	200,000	-
Changes in operating assets and liabilities:
Prepaids and other current assets	(30,000)	-
Accounts payable	304,263	287,266
Accounts payable-related party	116,881	(2,892)
Interest payable	18,392	22,174
Net cash used in operating activities	(109,394)	(151,997)

Cash Flows from Investing Activities:
Deposit for purchase of oil and gas properties	(30,000)	-
Net cash used in investing activities	(30,000)	-

Cash Flows from Financing Activities:
Proceeds from convertible credit line payable - related party	8,500	-
Payment on convertible credit line payable - related party	(4,250)	(22,868)
Advances from related parties	161,000	-
Payments on short term note	(100,000)	-
Payments on short term advances from related parties	(856)	(53,375)
Proceeds from sale of common stock	75,000	228,000
Net cash provided by financing activities	139,394	151,757

Net change in cash and cash equivalents	-	(240)

Cash and cash equivalents, at beginning of period	-	240

Cash and cash equivalents, at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Unpaid oil and gas assets acquired	$1,020,000	$-
Debt discount on convertible credit line payable related party	$5,851	$7,568
Non cash short term loan payable	$-	$50,000
Expenses paid on behalf of the Company by related party	$13,959	$42,406
Stock issued for settlement of accounts payable	$5,000	$-
Stock issued as lease acquisition cost for unproved properties	$10,000	$-
Accrued interest added to note principal	$10,000	$-

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

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue will be recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at December 31, 2020 or 2019. The Company recorded revenues of $1,217 and $4,278 and costs of revenues totaling $2,915 and $7,239 during the years ended December 31, 2020 and 2019, respectively.

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings (Loss) per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended December 31, 2020, there were 148,328 shares issuable from convertible credit line payable which were considered for their dilutive effects but concluded to be anti-dilutive.  For the year ended December 31, 2019, there were 130,578 shares issuable from convertible credit line payable that were considered for their dilutive effects.

The reconciliation of basic and diluted loss per share is as follows:

	Years ended
	December 31, 2020	December 31, 2019

Basic net loss	$(1,986,978)	$(432,937)
Add back: Gain on change in fair value of derivative liabilities	-	(492,198)
Diluted net loss	$(1,986,978)	$(925,135)

Basic and dilutive shares:
Weighted average basic shares outstanding	17,966,907	17,594,220
Shares issuable from convertible credit line payable	-	130,578
Dilutive shares	17,966,907	17,724,798

Loss per share:
Basic	$(0.11)	$(0.02)
Diluted	$(0.11)	$(0.05)

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

The carrying amount of the Company’s financial instruments consisting of accounts payable, notes payable and convertible notes approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Capitalized costs are included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to prove reserves would significantly change.

Concentrations of Risk

The Company has 100% interest in two separate oil and gas leases, all of which are located in the state of Colorado. Environmental and regulatory factors within the state beyond the control of the Company may limit the Company’s future production of all its leases.

The Company has a single buyer for the gas produced from one of its leases. The loss of this buyer would have a material adverse impact on our business.

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proven oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Rogers County Oklahoma (the “Project”) in consideration of a purchase price of $1,000,000. During the year ended December 31, 2020, the Company fully impaired the Project due to the lack of funds for development. During the year ended December 31, 2019, the Company entered into an escrow agreement for $50,000 with Premier Gas Company. The escrow payment was to hold a purchase and sale agreement dated January 29, 2019. The agreement was not completed, and the previously capitalized payment was impaired in June 2019.

Asset retirement obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred. The Company had accrued an asset retirement obligation liability totaling $862 and $786 as of December 31, 2020 and 2019, respectively.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Reclassification

Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of these financial statements.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plans and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – OIL AND GAS PROPERTIES

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

On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure Oil & Gas, Inc. (“Pure”) and ZQH Holding, LLC (“ZQH”) to acquire oil and gas assets in Rogers County Oklahoma (the “Project”) in consideration of a purchase price of $1,000,000. Pursuant to the agreement, the Company has taken assignment of all of ZQH and Pure's working interest in the Project and has recognized a note payable to ZQH and Pure as of December 31, 2020 of $1,060,000 consisting of the purchase price of $1,000,000 and the principal and accrued interest on an existing note totaling to $60,000. (See Note 7). The Company, ZQH, and Pure agreed that the sellers' combined working interest in the Project is 87.5%. Pursuant to the Agreement, the Company has taken assignment of all of ZQH and Pure's Working Interest in the Project. The current operator of the Project and owner of the residual Working Interest is Premier Gas Company, LLC (“Premier”). As of December 31, 2020, the Company fully impaired the Project due to the lack of funds for development.

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

On June 30, 2020, the Company entered into an option Agreement with Progressive Well Service, LLC (“Progressive”) to acquire oil and gas assets in Lincoln and Logan Counties in Central Oklahoma (the “Coral Project”, called the “Logan 1 Project” in the Agreement). The agreement gives the Company until December 31, 2020 to exercise its option (the “Option Period”). During the Option Period, Progressive may not sell the Coral Project to any third party. In return for this exclusivity, the Company issued 10,000 shares of its common stock with a fair value of $10,000, such shares to bear a legend restricting sale during the Option Period. At any time during the Option Period, the Company may exercise its option with a cash payment of $50,000. At closing the Company shall make a cash payment of $600,000 to Progressive (the “Project Payment”) and guarantee to Progressive a further payment of 3% of the net revenue stream from any new wells drilled in the Coral Project (the “Production Payment”) until Progressive has received an additional $350,000. Since December 2020, the Company and Progressive have entered into various Extension Agreements, the current one being dated March 25th, 2021 (the “Extension Agreement”). The Extension Agreement extends the period by which Closing must occur through June 1, 2021, in return for which the Company makes a monthly payment of ten thousand dollars ($10,000), which sum is to be applied toward the Project Payment.

On September 8, 2020, the Company entered into an Option Agreement with Kadence Petroleum, LLC. (“Kadence”) to acquire oil and gas assets in Logan County in Central Oklahoma, called the “Logan 2 Project” in the Agreement). The Agreement gives the Company until February 8, 2021 to exercise its option (the “Option Period”). During the Option Period, Kadence may not sell the Logan 2 Project to any third party. In return for this exclusivity, the Company will pay $10,000 per month. The Company paid $10,000 to Brian Tribble, Managing Member of Kadence, through AEI Acquisition, LLC revolving credit note, on September 18, 2020. At closing, Alpha shall tender to Kadence a cash payment of $350,000 (the “Project Payment”). Alpha shall agree at Closing to make a monthly payment equal to 3% of the net revenue stream from any new wells (not workovers, restarts, or recompletions) drilled in the Project area after the Closing until such time as Kadence shall have accrued $800,000 from such new wells (the “Production Payment”). Together, the Option Payment, Production Payment, and Project Payment shall satisfy the Purchase Price. On March 3, 2021, the Company amended the agreement until May 1, 2021, with a $10,000 monthly payment in January through April 2021.

Oil and gas properties at December 31, 2020 and 2019 consisted of the following:

	Balance			Balance
Account	12/31/2019	Additions	Impairment	12/31/2020
Leasehold Improvements - Chico Rica, LLC	$10,000	$-	$-	$10,000
Lease Acquisition Costs - Roger County Project	-	1,000,000	1,000,000	-
Lease Acquisition Costs - Logan County Project I	-	20,000	-	10,000
Lease Acquisition Costs - Logan County Project II	-	50,000	-	50,000
Total oil and gas related assets	$10,000	$1,070,000	$1,000,000	$70,000

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

The total deferred tax asset was approximately $424,000 and $222,000 as of December 31, 2020 and 2019, respectively which is calculated by multiplying a 25.63% estimated tax rate by the cumulative net operating loss (NOL) of approximately $1,655,000 and $864,000, respectively.

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

The Company is subject to United States federal income taxes at an approximate rate of 21% and state income taxes at an approximate rate of 4.63%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

The net deferred tax assets consist of the following:

	2020	2019
Deferred income tax assets
Net operating loss carry forward	$424,000	$222,000
Valuation allowance	(424,000)	(222,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2020	2019
Tax benefit at effective rate	$202,000	$128,000
Change in valuation allowance	(202,000)	(128,000)
Provision for income taxes	$-	$-

The Company has an operating loss carry forward of approximately $1,655,000.

NOTE 5 – COMMON STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common stock. The Board of Directors authorized the issuance of up to 2,000,000 share of Series A convertible preferred stock with a par value of $0.001.

On August 6, 2020 the Board authorized an additional 550,000 shares of common stock for sale at $1.00 per share bringing the total to 1,300,000 shares.

The Company compensates its each director with 4,000 shares of common stock each month. During the years ended December 31, 2020 and 2019, the Company issued 208,000 and 192,000 shares of common stock valued at $208,000 and $192,000, respectively, as board of director compensation.

The Company pays its CFO a yearly bonus of 25,000 shares of common stock. During the years ended December 31, 2020 and 2019, the Company issued 25,000 shares of common stock to the CFO with a fair value of $25,000.

During the years ended December 31, 2020 and 2019, the Company sold 75,000 and 228,000 shares of common stock for total proceeds of $75,000 and $228,000, respectively.

During the year ended December 31, 2020, the Company issued 10,000 shares of common stock with a fair value of $10,000 for lease acquisition cost for unproved properties.

During the year ended December 31, 2020, the Company issued 5,000 shares of common stock with a fair value of $5,000 to settle outstanding accounts payable balance.

In 2019, the Company entered into an agreement with a consultant for corporate finance representation. The consultant received 100,000 shares of common stock valued at $100,000 for payment.

In 2019, the Company entered into an agreement with a consultant to facilitate growth strategies for the Company. The consultant received 60,000 shares of common stock valued at $60,000 for payment.

NOTE 6- RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $161,000 and $0 and repaid $856 and $53,375 during the years ended December 31, 2020 and 2019, respectively. The advances from related parties are not convertible, bear no interest and are due on demand. As of December 31, 2020 and 2019, there was $181,000 and $397 due to related parties, respectively. During the year ended December 31, 2020, a related party paid $13,959 of expenses on behalf of the Company and $10,000 for unpaid oil and gas assets acquired. During the years ended December 31, 2019, a related party paid $42,206 of expenses on behalf of the Company. The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

NOTE 7– NOTES PAYABLE

On March 30, 2019, the Company executed a promissory note for $50,000 to ZQH (75%) and Pure (25%). The due date of the note is April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure. and ZQH to acquire oil and gas assets in Oklahoma in consideration of a purchase price of $1,000,000. (See Note 3). In connection with the purchase, the $50,000 note and accrued interest of $10,000 was added to the purchase price resulting in a total note payable balance of $1,060,000. During the year ended December 31, 2020, $10,750 of accrued interest which was previously outstanding was discharged and recorded as a gain on extinguishment of debt. The note payable of $1,060,000 was due to be paid on or before July 31, 2020 but remains outstanding to date. The balance of the note will increase by $50,000 per month thereafter up to a maximum amount of $200,000 through December 1, 2020. As of December 31, 2020, the Company recognized $200,000 of default interest that was added to the principal for a total payable of $1,160,000. If the purchase price is not fully paid on or before December 1, 2020, ZQH and Pure have the option to convert the balance outstanding into the Company’s common stock at a conversion price of $1.00 per share and the note will also be subject to a monthly interest of 10%. As of December 31, 2020, the note is outstanding with accrued interest of $0 . The Company, Pure, and ZQH have entered into various Extension Agreements, the current one of which is dated March 28th, 2021 (the “Extension Agreement”). The Extension Agreement prevents Pure and ZQH from taking stock rather than cash through June 1, 2021, in return for which the Company makes a monthly interest payment to ZQH and Pure of ten thousand eighty-three dollars ($10,083), which represents a 10% annual interest on the Purchase Price, compounded monthly. The Extension Agreement allows the Company to extend that period beyond June 1, 2021 under similar terms.

NOTE 8– CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended December 31, 2019, the Company recognized an additional debt discount of $7,567 and amortized $39,515 of the discount as interest expense leaving an unamortized discount of $17,396 as of December 31, 2019. During the year ended December 31, 2020, the Company recognized an additional debt discount of $5,851 and amortized $20,493 of the discount as interest expense leaving an unamortized discount of $2,754 as of December 31, 2020. See discussion of derivative liability in Note 9 – Derivative Liability.

During the year ended December 31, 2020, the Company received $8,500 in cash proceeds from the credit line and made $4,250 in cash payments to the outstanding balance on the credit line. The outstanding principal balance on the convertible credit line was $148,328 and $31,295 of accrued interest outstanding as of December 31, 2020. As of December 31, 2020, there was an unamortized debt discount of $2,754 resulting in a net balance represented on the consolidated balance sheet of $145,574.

During the year ended December 31, 2019, the Company recorded $13,000 in non-cash increase to the outstanding balance on the credit line. The advances were made directly to settle outstanding liabilities of the Company. The Company repaid $22,868 during the year with $130,578 of principal and $21,603 of accrued interesting outstanding as of December 31, 2019. As of December 31, 2019, there was an unamortized debt discount of $17,396 resulting in a net balance represented on the balance sheet of $113,182.

The maturity date on the credit line was extended from March 1, 2019 to March 1, 2021. Subsequent to December 31, 2020, the maturity date on the credit line was extended from March 1, 2021 to March 1, 2023.

NOTE 9 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s derivative liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2019
Liabilities	-	-	-	-
Derivative Liability	-	-	$65,289	$65,289

	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Liabilities	-	-	-	-
Derivative Liability	-	-	$96,369	$96,369

As of December 31, 2020, and 2019, the Company had a $96,369 and $65,289 derivative liability balance on the consolidated balance sheets, respectively and recorded a loss from derivative liability fair value adjustment of $25,229 and a gain of $492,198 during the years ended December 31, 2020 and 2019, respectively. The Company assessed its outstanding convertible credit line payable as summarized in Note 8 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to the derivative liability for the year ended December 31, 2019 of $492,198. An additional debt discount of $7,567 was recorded during the year ended December 31, 2019 using the following assumptions: exercise price of $1.50, 13,000 common share equivalents, and a fair value of the common stock of $1.00 per share. The fair market value adjustments as of December 31, 2019 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.50, computed volatility 124%, discount rate 1.59%, 130,577 common share equivalents, and a fair value of the common stock of $1.00 per share.

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to the derivative liability for the year ended December 31, 2020 of $25,229. An additional debt discount of $5,851 was recorded during the year ended December 31, 2020 using the following assumptions: exercise price of $1.00, 19,000 common share equivalents, and a fair value of the common stock of $1.00 per share. The fair market value adjustments as of December 31, 2020 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00, computed volatility 127%, discount rate 0.13%, 148,328 common share equivalents, and a fair value of the common stock of $1.00 per share.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2018	$549,919
Derivative liabilities recorded	7,568
Gain on change in derivative fair value adjustment	(492,198)
Balance at December 31, 2019	$65,289
Derivative liabilities recorded	5,851
Loss on change in derivative fair value adjustment	25,229
Balance at December 31, 2020	$96,369

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Effective November 1, 2018, the Company entered into an employment contract with the President and CFO of the Company. The President will receive an annual salary of $120,000, increasing 10% per year for five years. In addition, the employee will receive $750 per month for health insurance, will receive a year-end bonus of 25,000 shares of the Company stock and will receive a .03125% overriding royalty interest in each future producing well. As of December 31, 2020 and 2019, the Company had $212,985 and $185,537 accrued related to this contract, respectively.

On July 6, 2020, Premier filed a mechanic’s lien against the interests of Pure, ZQH and the Company in the Project, alleging past unpaid invoices on the part of ZQH and Pure and also alleging that the Company’s ownership is 75% rather than 87.5%. No documentation has been provided to Alpha by ZQH, Pure, or Premier of any unpaid invoices. The Company intends to contest the lien vigorously.

NOTE 12 – SUBSEQUENT EVENTS

On January 22, 2021, the Company entered into a consulting agreement with Kelloff Oil & Gas, LLC to engage Joe H. Kelloff as Senior Vice President of Engineering and Development. The contract is month to month at a rate of $15,000 per month.

The Company, Pure, and ZQH have entered into various Extension Agreements, the current one of which is dated March 28th, 2021. The Extension Agreement prevents Pure and ZQH from taking stock rather than cash through June 1, 2021, in return for which Company makes a monthly interest payment to ZQH and Pure of ten thousand eighty-three dollars ($10,083), which represents a 10% annual interest on the Purchase Price, compounded monthly. The Extension Agreement allows the Company to extend that period beyond June 1, 2021 under similar terms.

Since December 2020, the Company and Progressive have entered into various Extension Agreements, the current one being dated March 25th, 2021. The Extension Agreement extends the period by which Closing must occur through June 1, 2021, in return for which the Company makes a monthly payment of ten thousand dollars ($10,000), which sum is to be applied toward the Project Payment.

On March 3, 2021, the Company amended the agreement with Kadence Petroleum, LLC, until May 1, 2021, with a $10,000 monthly payment in January through April 2021.

On March 5, 2021, the Company entered into an amended agreement with Joe Gregory, the Companies agent in Oklahoma. The agreement is to remunerate the agent for accrued billings through December 2020. The total billings were $230,249.54. The Company remunerated with 90,000 shares of common stock valued at $1.00 per share and a cash payment of $10,000. On completion of the Company securing Equity Funding, the Agent will be paid an additional $30,000 in cash and the bill will be satisfied.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditor on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Our Principal Executive Officer and Principal Financial Officer, John Lepin, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based upon this evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2020 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position

John Lepin	72	Director, CFO

Lacey Kellogg	52	Director

Richard M. Nummi	51	Director

Robert J. Flynn, Jr.	72	Director

Jay S. Leaver	57	President

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

Jay S. Leaver, age 57, has over 31 years’ experience in geology, geophysics, and geochemistry relative to hydrocarbon exploration and production. He spent most of his career working with Thomasson Partner Associates, Inc. in Denver, working a wide variety of basins and being involved in discoveries in North Dakota, Utah, Colorado, and Idaho. He served as interim President of Sun River Energy, Inc. in 2009 and 2010, then as V.P. Geology through 2012. Afterward he set up an independent prospect and play generation company, Visionary Resources, LLC. He holds a B.Sc. in Geological Engineering from the Colorado School of Mines.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Colorado Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner, he believed to be in our best interests.

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

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
John Lepin,	2019	136,232		73,000				9,000	218,232
CFO, Director	2020	143,916	-	73,000	-	-	-	9.000	225,916

Lacey Kellogg,	2019			48,000					48,000
Director	2020	-	-	48,000	-	-	-	-	48,000

Richard M. Nummi,	2019			48,000					48,000
Director	2020	-	-	48,000	-	-	-	-	48,000

Robert J. Flynn, Jr.,	2019			48,000					48,000
Director	2020		-	48,000	-	-	-	-	48,000

Outstanding Equity Awards at Fiscal Year End.

There were 121,000 shares of common stock due Directors outstanding as of December 31, 2020. The shares were issued March 31, 2021

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2020, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)
AEI Acquisition, LLC	2600 E. Southlake Blvd., Suite 120-366 Southlake, TX. 76092	88.44%	15,880,201
John Lepin, CFO, President Chairman of the Board	4162 Meyerwood Dr Houston, TX 77025	0.02%	174,000

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2020 (18,145,428)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Malone Bailey, LLP for the years ended December 31, 2020 and 2019 were $35,000 and $22,000, respectively.

The audit fees charged by LBB & Associates Ltd., LLP, our predecessor auditor, for year ended December 31, 2019 were $12,250.

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

Date: April 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lepin	Principal Executive Officer, Principal Financial Officer and Director	April 29, 2021
John Lepin