Form 10-Q
period 2021-03-31
ALPHA ENERGY INC
filed 2021-05-18
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from______________to______________

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

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting ☒
Non-accelerated filer ☐	company
Emerging Growth ☐
Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	APHE	Other OTC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2021 the issuer had 18,299,428 shares of common stock issued and outstanding.

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$308	$-
Prepaid assets and other current assets	5,000	30,000
Total current assets	5,308	30,000

Noncurrent assets:
Oil and gas property, unproved, full cost	60,000	70,000

Total assets	$65,308	$100,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$359,949	$585,732
Accounts payable and accrued expenses - related parties	152,818	120,568
Interest payable	34,703	31,295
Short term advances from related parties	388,744	181,000
Short term note payable	1,210,000	1,160,000
Derivative liability	83,065	96,369
Total current liabilities	2,229,279	2,174,964

Convertible credit line payable – related party, net of discount of $0 and $2,754, respectively	148,328	145,574
Asset retirement obligation	881	862
Total liabilities	2,378,488	2,321,400

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 18,283,428 and 18,145,428 shares issued and outstanding, respectively	18,283	18,145
Additional paid-in capital	2,199,497	2,061,635
Accumulated deficit	(4,530,960)	(4,301,180)
Total stockholders' deficit	(2,313,180)	(2,221,400)

Total liabilities and stockholders' deficit	$65,308	$100,000

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	March 31, 2021	March 31, 2020

Oil and gas sales	$-	$346

Lease operating expenses	-	928
Gross loss	-	(582)

Operating expenses:
Professional services	11,919	-
Board of director fees	48,000	48,000
General and administrative	229,503	83,301
Gain on settlement of accounts payable	(120,250)	-
Total operating expenses	169,172	131,301
Loss from operations	(169,172)	(131,883)

Other income (expense):
Interest expense	(73,912)	(12,481)
Gain on change in fair value of derivative liabilities	13,304	39,049
Total other income (expense)	(60,608)	26,568

Net loss	$(229,780)	$(105,315)

Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	18,187,900	17,851,879
Diluted	18,336,228	17,980,457

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2019	17,822,428	$17,822	$1,738,958	$(2,314,202)	$(557,422)
Stock issued for cash	18,000	18	17,982	-	18,000
Stock-based compensation	48,000	48	47,952	-	48,000
Net loss	-	-	-	(105,315)	(105,315)
Balance, March 31, 2020	17,888,428	$17,888	$1,804,892	$(2,419,517)	$(596,737)

Balance, December 31, 2020	18,145,428	$18,145	$2,061,635	$(4,301,180)	$(2,221,400)
Stock issued for settlement of accounts payable	90,000	90	89,910	-	90,000
Stock-based compensation	48,000	48	47,952	-	48,000
Net loss	-	-	-	(229,780)	(229,780)
Balance, March 31, 2021	18,283,428	$18,283	$2,199,497	$(4,530,960)	$(2,313,180)

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	March 31,2021	March 31,2020

Cash flows from operating activities:
Net loss	$(229,780)	$(105,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	48,000	48,000
Amortization of debt discount	2,754	5,731
Gain on change in fair value of derivative liabilities	(13,304)	(39,049)
Gain on settlement of accounts payable	(120,250)	-
Write off of option contract associated with oil and gas properties	85,500	-
Asset retirement obligation expense	19	19
Default interest added to note payable	50,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25,000	-
Accounts payable	(2,289)	66,090
Accounts payable-related party	32,250	1,774
Interest payable	3,408	6,750
Net cash used in operating activities	(118,692)	(16,000)

Cash flows from investing activities:
Deposit for purchase of oil and gas properties	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities:
Payment on convertible credit line payable - related party	-	(2,000)
Advances from related parties	129,000	-
Proceeds from sale of common stock	-	18,000
Net cash provided by financing activities	129,000	16,000

Net change in cash and cash equivalents	308	-

Cash and cash equivalents, at beginning of period	-	-

Cash and cash equivalents, at end of period	$308	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,750	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$13,244	$459
Oil and gas assets acquired through payments made by related party on behalf of the Company	$65,500	$-
Stock issued for settlement of accounts payable	$90,000	$-

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2020 and 2019 which are included on a Form 10-K filed on April 29, 2021. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited financial statements for years ended December 31, 2020 and 2019 have been omitted.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings (Loss) per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2021 and 2020, there were 148,328 and 128,578 shares issuable from convertible credit line payable which were considered for their dilutive effects, respectively.

The reconciliation of basic and diluted loss per share is as follows:

	Three months ended
	March 31, 2021	March 31, 2020

Basic net loss	$(229,780)	$(105,315)
Add back: Gain on change in fair value of derivative liabilities	(13,304)	(39,049)
Diluted net loss	$(243,084)	$(144,364)

Basic and dilutive shares:
Weighted average basic shares outstanding	18,187,900	17,851,879
Shares issuable from convertible credit line payable	148,328	128,578
Dilutive shares	18,336,228	17,980,457

Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

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

NOTE 3 – OIL AND GAS PROPERTIES

On September 8, 2020, the Company entered into an Option Agreement with Kadence Petroleum, LLC. (“Kadence”) to acquire oil and gas assets in Logan County in Central Oklahoma, called the “Logan 2 Project” in the Agreement). During due diligence it was discovered that Kadence did not have title to the properties in the agreement. The Company had advanced $85,500 in option payments through March 31, 2021. The agreement is cancelled and the Company wrote off the $85,500 as of March 31, 2021.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $129,000 and $0 during the three months ended March 31, 2021 and 2020, respectively. The advances from related parties are not convertible, bear no interest and are due on demand. As of March 31, 2021 and December 31, 2020, there was $388,744 and $181,000 of short term advances due to related parties, respectively.

During the three months ended March 31, 2021, a related party paid $13,244 of expenses on behalf of the Company and $65,500 for unpaid oil and gas assets acquired. During the three months ended March 31, 2020, a related party paid $459 of expenses on behalf of the Company. As of March 31, 2021 and December 31, 2020, there was $152,818 and $120,568 of accounts payable and accrued expenses due to related parties, respectively.

The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

NOTE 5 – COMMON STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common stock.

The Company compensates each of its directors with 4,000 shares of common stock each month. During the quarter ended March 31, 2021 and 2020, the Company issued 48,000 shares of common stock valued at $48,000.

During the three months ended March 31, 2021, the Company issued 90,000 shares of common stock with a fair value of $90,000 to settle accounts payable of $210,250. The Company recognized a gain of $120,250 on settlement of accounts payable.

The Board of Directors authorized the Company to sell 1,750,000 shares of common stock at $1.00 per share to raise working capital. During the quarter ended March 31, 2021, the Company sold no shares of the common stock. During the quarter ended March 31, 2020, the Company sold 18,000 shares of the common stock for total proceeds of $18,000.

NOTE 6 – NOTE PAYABLE

On March 30, 2019, the Company executed a promissory note for $50,000 to ZQH (75%) and Pure (25%). The due date of the note is April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure. and ZQH to acquire oil and gas assets in Oklahoma in consideration of a purchase price of $1,000,000. In connection with the purchase, the $50,000 note and accrued interest of $10,000 was added to the purchase price resulting in a total note payable balance of $1,060,000. During the year ended December 31, 2020, $10,750 of accrued interest which was previously outstanding was discharged and recorded as a gain on extinguishment of debt. The note payable of $1,060,000 was due to be paid on or before July 31, 2020 but remains outstanding to date. The balance of the note will increase by $50,000 per month thereafter up to a maximum amount of $200,000 through December 1, 2020. As of December 31, 2020, the Company recognized $200,000 of default interest that was added to the principal for a total payable of $1,160,000. If the purchase price is not fully paid on or before December 1, 2020, ZQH and Pure have the option to convert the balance outstanding into the Company’s common stock at a conversion price of $1.00 per share and the note will also be subject to a monthly interest of 1%. During the three months ended March 31, 2021, the Company recognized $50,000 of default interest that was added to the principal of the note payable. As of March 31, 2021, the note payable balance was $1,210,000 with accrued interest of $33,890. The Company, Pure, and ZQH have entered into various Extension Agreements, the current one of which is dated March 28th, 2021 (the “Extension Agreement”). The Extension Agreement prevents Pure and ZQH from taking stock rather than cash through June 1, 2021, in return for which Company makes a monthly interest payment to ZQH and Pure of $10,083, which represents 1% annual interest on the Purchase Price, compounded monthly. The Extension Agreement allows the Company to extend that period beyond June 1, 2021 under similar terms.

NOTE 7 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. In 2019, the Company recognized an additional debt discount of $7,568. During the three months ended March 31, 2021 and 2020, the Company amortized $2,754 and $5,731 of the discount as interest expense, respectively. As of March 31, 2021 and December 31, 2020, the unamortized discount was $0 and $2,754, respectively. See discussion of derivative liability in Note 8 – Derivative Liability.

During the three months ended March 31, 2021 and 2020, the Company recorded $0 and $2,000 in cash payment to the outstanding balance on the credit line, respectively.

NOTE 8 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2021
Liabilities:
Derivative liability	$-	$-	$83,065	$83,065

	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Liabilities:
Derivative liability	$-	$-	$96,369	$96,369

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to convertible credit line payable for the three months ended March 31, 2021 and 2020 of $13,304 and $39,049, respectively. The fair market value adjustments as of March 31, 2021 and 2020 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00, computed volatility of 111% and 54% and discount rate of 0.17% respectively.

A summary of the activity of the derivative liability is shown below at March 31, 2021:

Balance at December 31, 2020	$96,369
Gain on change in derivative fair value adjustment	(13,304)
Balance at March 31, 2021	$83,065

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

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $5,308 and total current liabilities of $2,229,279.

The Company used $118,692 of cash in operating activities during the three months ended March 31, 2021 compared to $16,000 used in operations during the same period in 2020. Net cash used in operating activities during the three months ended March 31, 2021 was mainly comprised of our $229,780 net loss during the period, adjusted by a non-cash charges of $120,250 gain on settlement of accounts payable, $13,304 for gain on change in fair value of derivative liabilities, stock-based compensation of $48,000, amortization of debt discounts of $2,754, write off of option contract associated with oil and gas properties of $85,500, default interest added to note payable of $50,000, asset retirement obligations expense of $19 and changes in operating assets and liabilities of $58,369. Net cash used in operating activities during the three months ended March 31, 2020 was mainly comprised of our $105,315 net loss during the period, adjusted by a non-cash charges of $39,049 for gain on change in fair value of derivative liabilities, $48,000 of stock compensation, amortization of debt discounts of $5,731, asset retirement obligations expense of $19 and changes in operating assets and liabilities of $74,614.

The Company used cash of $10,000 from investing activities during the three months ended March 31, 2021 which consisted of a $10,000 deposit for oil and gas properties.

The Company generated cash of $129,000 from financing activities during the three months ended March 31, 2021 which consisted of $129,000 in proceeds from advances from related parties. The Company generated cash of $16,000 from financing activities during the three months ended March 31, 2020 which consisted of $18,000 in proceeds from the sale of common stock and $2,000 repayment on convertible credit line payable - related party.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenues of $0 and $346 during the three months ended March 31, 2021 and 2020, respectively. Total operating expenses were $169,172 during the three months ended March 31, 2021 compared to $131,301 during the same period in 2020. The increase in operating expenses were due to an increase in general and administrative expenses of $146,202, increase in professional fees of $11,919 which were offset by a gain on settlement of accounts payable of $120,250.

Off-Balance sheet arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 1 to our audited financial statements for 2020 appearing in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described in our December 31, 2020 Annual Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2021.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 6, 2020, Premier Gas Company, LLC filed a mechanic’s lien against the interests of Pure, ZQH and the Company in the Rogers County Project, alleging past unpaid invoices on the part of ZQH and Pure and also alleging that the Company’s ownership is 75% rather than 87.5%. No documentation has been provided to Alpha by ZQH, Pure, or Premier of any unpaid invoices. The Company intends to contest the lien vigorously.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 18, 2021

Alpha Energy, Inc.
Registrant

By:	/s/ John Lepin
John Lepin, Principal Executive
Officer, Principal Financial Officer
and Director