Form 10-Q
period 2021-06-30
ALPHA ENERGY INC
filed 2021-08-09
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021.

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

Registrant's Phone: 713-316-0061

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2021 the issuer had 18,280,428 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$124	$-
Prepaid assets and other current assets	5,000	30,000
Total current assets	5,124	30,000

Noncurrent assets:
Oil and gas property, unproved, full cost	90,000	70,000

Total assets	$95,124	$100,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$425,930	$585,732
Accounts payable and accrued expenses - related parties	176,079	120,568
Interest payable	60,294	31,295
Short term advances from related parties	484,344	181,000
Short term note payable	1,210,000	1,160,000
Derivative liability	101,468	96,369
Total current liabilities	2,458,115	2,174,964

Convertible credit line payable – related party, net of discount of $0 and $2,754, respectively	148,328	145,574
Asset retirement obligation	900	862
Total liabilities	2,607,343	2,321,400

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 18,351,428 and 18,145,428 shares issued and outstanding, respectively	18,351	18,145
Additional paid-in capital	2,267,429	2,061,635
Accumulated deficit	(4,797,999)	(4,301,180)
Total stockholders' deficit	(2,512,219)	(2,221,400)

Total liabilities and stockholders' deficit	$95,124	$100,000

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Oil and gas sales	$-	$871	$-	$1,217

Lease operating expenses	-	1,290	-	2,218
Gross loss	-	(419)	-	(1,001)

Operating expenses:
Professional services	35,643	15,633	47,562	15,633
Board of director fees	48,000	48,000	96,000	96,000
General and administrative	129,318	78,695	358,821	161,996
Gain on settlement of accounts payable	-	-	(120,250)	-
Total operating expenses	212,961	142,328	382,133	273,629
Loss from operations	(212,961)	(142,747)	(382,133)	(274,630)

Other income (expense):
Interest expense	(35,675)	(10,898)	(109,587)	(23,379)
Gain on extinguishment of debt	-	10,750	-	10,750
Gain (loss) on change in fair value of derivative liabilities	(18,403)	10,825	(5,099)	49,874
Total other income (expense)	(54,078)	10,677	(114,686)	37,245

Net loss	$(267,039)	$(132,070)	$(496,819)	$(237,385)

Loss per share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic	18,309,939	17,910,296	18,249,450	17,881,087
Diluted	18,309,939	18,039,624	18,249,450	18,010,415

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2019	17,822,428	$17,822	$1,738,958	$(2,314,202)	$(557,422)

Stock issued for cash	18,000	18	17,982	-	18,000

Stock-based compensation	48,000	48	47,952	-	48,000

Net loss	-	-	-	(105,315)	(105,315)

Balance, March 31, 2020	17,888,428	17,888	1,804,892	(2,419,517)	(596,737)

Stock issued for cash	52,000	52	51,948	-	52,000

Stock-based compensation	48,000	48	47,952	-	48,000

Net loss	-	-	-	(132,070)	(132,070)

Balance, June 30, 2020	17,988,428	$17,988	$1,904,792	$(2,551,587)	$(628,807)

Balance, December 31, 2020	18,145,428	$18,145	$2,061,635	$(4,301,180)	$(2,221,400)

Stock issued for settlement of accounts payable	90,000	90	89,910	-	90,000

Stock-based compensation	48,000	48	47,952	-	48,000

Net loss	-	-	-	(229,780)	(229,780)

Balance, March 31, 2021	18,283,428	18,283	2,199,497	(4,530,960)	(2,313,180)

Stock issued for cash	5,000	5	4,995	-	5,000

Stock-based compensation	63,000	63	62,937	-	63,000

Net loss	-	-	-	(267,039)	(267,039)

Balance, June 30, 2021	18,351,428	$18,351	$2,267,429	$(4,797,999)	$(2,512,219)

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 31, 2021 AND 2020

	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net loss	$(496,819)	$(237,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	111,000	96,000
Amortization of debt discount	2,754	10,179
(Gain) loss on change in fair value of derivative liabilities	5,099	(49,874)
Gain on extinguishment of debt	-	(10,750)
Gain on settlement of accounts payable	(120,250)	-
Write off of option contract associated with oil and gas properties	85,500	-
Asset retirement obligation expense	38	38
Default interest added to note payable	50,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25,000	-
Accounts payable	63,692	106,477
Accounts payable-related party	55,511	9,508
Interest payable	28,999	13,200
Net cash used in operating activities	(189,476)	(62,607)

Cash flows from investing activities:
Deposits for purchase of oil and gas properties	(40,000)	-
Net cash used in investing activities	(40,000)	-

Cash flows from financing activities:
Payment on convertible credit line payable - related party	-	(4,250)
Proceeds from convertible credit line payable - related party	-	3,000
Advances from related parties	224,600	-
Payments on short term advances - related parties	-	(856)
Proceeds from sale of common stock	5,000	70,000
Net cash provided by financing activities	229,600	67,894

Net change in cash and cash equivalents	124	5,287

Cash and cash equivalents, at beginning of period	-	-

Cash and cash equivalents, at end of period	$124	$5,287

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,834	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$13,244	$459
Oil and gas payments made by related party on behalf of the Company	$65,500	$1,010,000
Stock issued for settlement of accounts payable	$90,000	$-
Accrued interest added to note principal	$-	$10,000
Debt discount from derivative liability	$-	$365

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2020 and 2019 which are included on the Form 10-K filed on April 29, 2021. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements for years ended December 31, 2020 and 2019 have been omitted.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings (Loss) per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three and six months ended June 30, 2021, there were 148,328 shares issuable from convertible credit line payable which were considered for their dilutive effects but concluded to be anti-dilutive. For the three and six months ended June 30, 2020, there were 129,328 shares issuable from convertible credit line payable which were considered for their dilutive effect.

The reconciliation of basic and diluted loss per share is as follows:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Basic net loss	$(267,039)	$(132,070)	$(496,819)	$(237,385)
Add back: Gain on change in fair value of derivative liabilities	-	(10,825)	-	(49,874)
Diluted net loss	$(267,039)	$(142,895)	$(496,819)	$(287,259)

Basic and dilutive shares:
Weighted average basic shares outstanding	18,309,939	17,910,296	18,249,450	17,881,087
Shares issuable from convertible credit line payable	-	129,328	-	129,328
Dilutive shares	18,309,939	18,039,624	18,249,450	18,010,415

Loss per share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that there are no recently issued accounting pronouncements that will have a significant effect on its financial statements.

Reclassification

Certain reclassifications may have been made to our prior year’s financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

NOTE 2 – GOING CONCERN

The Company’s interim unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have any cash or other current assets, nor does it have an established ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – OIL AND GAS PROPERTIES

On September 8, 2020, the Company entered into an Option Agreement with Kadence Petroleum, LLC. (“Kadence”) to acquire oil and gas assets in Logan County in Central Oklahoma, called the “Logan 2 Project” in the Agreement. During due diligence it was discovered that Kadence did not have title to the properties in the agreement. The Company had advanced $85,500 in option payments through June 30, 2021. The agreement is cancelled, and the Company wrote off the $85,500 as of June 30, 2021.

During the six months ended June 30, 2021, the Company paid $70,000 in Option Payments to Progressive Well Services in connection with its Option Agreement dated June 30, 2020 to acquire oil and gas assets in Logan County, Oklahoma. The Option Agreement has been extended to August 31, 2021.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $224,600 and $0 during the six months ended June 30, 2021 and 2020, respectively. The advances from related parties are not convertible, bear no interest and are due on demand. During the six months ended June 30, 2021, a related party paid $13,244 of expenses on behalf of the Company and $65,500 for unpaid oil and gas assets acquired. As of June 30, 2021, and December 31, 2020, there was $484,344 and $181,000 of short-term advances due to related parties, respectively.

As of June 30, 2021 and December 31, 2020, there was $176,079 and $120,568 of accounts payable, $170,985 due Leaverite Exploration for Interim President Jay Leaver, $5,094 due CFO John Lepin in accrued expenses and $110,904 due Leaverite Exploration for Interim President Jay Leaver, $3,884 due CFO John Lepin in accrued expenses, $5,780 Staley Engineering LLC for consulting Services due to related parties, respectively.

The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

NOTE 5 – COMMON STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common stock.

The Company compensates each of its directors with 4,000 shares of common stock each month. During the six months ended June 30, 2021 and 2020, the Company issued 96,000 shares of common stock valued at $96,000.

During the six months ended June 30, 2021, the Company issued 90,000 shares of common stock with a fair value of $90,000 to settle accounts payable of $210,250. The Company recognized a gain of $120,250 on settlement of accounts payable.

During the six months ended June 30, 2021 and 2020, the Company sold 5,000 and 70,000 shares of the common stock for total proceeds of $5,000 and $70,000, respectively.

On April 1, 2021, the Company entered into a month-to-month consulting agreement with Kelloff Oil & Gas, LLC for consulting services that includes cash compensation of $10,000 and the issuance of 5,000 shares of common stock per month. The Company may terminate the agreement at any with a ten-day notice. During the six months ended June 30, 2021, the Company issued 15,000 common shares and recognized $15,000 of stock-based compensation related to the agreement.

NOTE 6 – NOTE PAYABLE

On March 30, 2019, the Company executed a promissory note for $50,000 to ZQH (75%) and Pure (25%). The due date of the note is April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. On June 25, 2020, the Company entered into a Purchase and Sale Agreement with Pure and ZQH to acquire oil and gas assets in Oklahoma in consideration of a purchase price of $1,000,000. In connection with the purchase, the $50,000 note and accrued interest of $10,000 was added to the purchase price resulting in a total note payable balance of $1,060,000. During the year ended December 31, 2020, $10,750 of accrued interest which was previously outstanding was discharged and recorded as a gain on extinguishment of debt. The note payable of $1,060,000 was due to be paid on or before July 31, 2020 but remains outstanding to date. The balance of the note will increase by $50,000 per month thereafter up to a maximum amount of $200,000 through December 1, 2020. As of December 31, 2020, the Company recognized $200,000 of default interest that was added to the principal and made payments of $100,000 for a total payable of $1,160,000. If the purchase price is not fully paid on or before December 1, 2020, ZQH and Pure have the option to convert the balance outstanding into the Company’s common stock at a conversion price of $1.00 per share and the note will also be subject to a monthly interest of 1%. During the six months ended June 30, 2021, the Company recognized $50,000 of default interest that was added to the principal of the note payable. As of June 30, 2021, the note payable balance was $1,210,000 with accrued interest of $60,294. The Company, Pure, and ZQH have entered into various Extension Agreements, the current one of which is dated March 28th, 2021 (the “Extension Agreement”). The Extension Agreement prevents Pure and ZQH from taking stock rather than cash through June 1, 2021, in return for which Company makes a monthly interest payment to ZQH and Pure of $10,083, which represents 1% annual interest on the Purchase Price, compounded monthly. The Extension Agreement allows the Company to extend that period beyond June 1, 2021 under similar terms. No further Extension Agreement has been entered into.

NOTE 7 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. In 2019, the Company recognized an additional debt discount of $7,568. During the six months ended June 30, 2021 and 2020, the Company amortized $2,754 and $10,179 of the discount as interest expense, respectively. As of June 30, 2021 and December 31, 2020, the unamortized discount was $0 and $2,754, respectively. See discussion of derivative liability in Note 8 – Derivative Liability.

On June 1, 2021, the Company entered into a new convertible credit line agreement to borrow up to $1,500,000. The new convertible line agreement supersedes the original note dated September 1, 2017. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $4.00. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment.

During the six months ended June 30, 2021 and 2020, the Company recorded $0 and $4,250 in cash payment to the outstanding balance on the credit line, respectively.

NOTE 8 – DERIVATIVE LIABILITY

As discussed in Note 1, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s financial liabilities, measured at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2021
Liabilities:
Derivative liability	$-	$-	$101,468	$101,468

	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Liabilities:
Derivative liability	$-	$-	$96,369	$96,369

Utilizing Level 3 Inputs, the Company recorded a loss on fair market value adjustments related to convertible credit line payable for the six months ended June 30, 2021 of $5,099. The fair market value adjustments as of June 30, 2021 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00, computed volatility of 145% and 37% and discount rate of 0.25% and 0.16%, respectively.

A summary of the activity of the derivative liability is shown below at June 30, 2021:

Balance at December 31, 2020	$96,369
Loss on change in derivative fair value adjustment	5,099
Balance at June 30, 2021	$101,468

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

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $5,124 and total current liabilities of $2,458,115.

The Company used $189,476 of cash in operating activities during the six months ended June 30, 2021, compared to $62,607 used in operations during the same period in 2020. Net cash used in operating activities during the six months ended June 30, 2021 was mainly comprised of our $496,819 net loss during the period, adjusted by a non-cash charges of $120,250 gain on settlement of accounts payable, $5,099 for loss on change in fair value of derivative liabilities, stock-based compensation of $111,000, amortization of debt discounts of $2,754, write off of option contract associated with oil and gas properties of $85,500, default interest added to note payable of $50,000, asset retirement obligations expense of $38 and changes in operating assets and liabilities of $173,202. Net cash used in operating activities during the six months ended June 30, 2020 was mainly comprised of our $237,385 net loss during the period, adjusted by a non-cash charges of $49,874 for gain on change in fair value of derivative liabilities, $96,000 of stock compensation, amortization of debt discounts of $10,179, asset retirement obligations expense of $38, gain on extinguishment of debt of $10,750 and changes in operating assets and liabilities of $129,185.

The Company used cash of $40,000 for investing activities during the six months ended June 30, 2021 which consisted of a $40,000 deposit for oil and gas properties.

The Company generated cash of $229,600 from financing activities during the six months ended June 30, 2021 which consisted of $224,600 in proceeds from advances from related parties and $5,000 in proceeds from the sale of common stock. The Company generated cash of $67,894 from financing activities during the six months ended June 30, 2020, which consisted of $70,000 in proceeds from the sale of common stock, $3,000 in proceeds from convertible credit line related party which was offset by $4,250 repayment on convertible credit line payable - related party and $856 in repayments of short term advances related parties.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenues of $0 and $1,217 during the six months ended June 30, 2021 and 2020, respectively. Total operating expenses were $382,133 during the six months ended June 30, 2021 compared to $273,629 during the same period in 2020. The increase in operating expenses were due to an increase in general and administrative expenses of $196,825, increase in professional fees of $31,929 which were offset by a gain on settlement of accounts payable of $120,250.

We generated revenues of $0 and $871 during the three months ended June 30, 2021 and 2020, respectively. Total operating expenses were $212,961 during the three months ended June 30, 2020 compared to $142,328 during the same period in 2020. The increase in operating expenses were due to an increase in general and administrative expenses of $50,623 and an increase in professional fees of $20,010.

Off-Balance sheet arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 1 to our audited consolidated financial statements for 2020 appearing in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based on that evaluation, they have concluded that, as of June 30, 2021, the disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 3 months ended June 30, 2021, the Company sold 5,000 shares of its common stock at $1.00 per share. The stock is unissued at this date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report: Exhibit

Number Ddescription

31.1	Centification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Centification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Centification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 o f the Sarbanes-Oxley Act of 2002.

32.2	Centification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 o f the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 9, 2021

Aalpha Energy, Inc. Registrant

By:	/s/ John Lepin
John Lepin, Principal Executive Officer, Principal Financial Officer and Director