Form 10-Q
period 2021-09-30
ALPHA ENERGY INC
filed 2021-11-10
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021.

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from______________to ______________

Commission File Number: 333-197642

Alpha Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	90-1020566
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4162 Meyerwood Drive, Houston TX    77025

(Address of principal executive offices) (Zip Code)

Registrant's Phone: 713-316-0061

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	APHE	Other OTC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2021 the issuer had 18,414,428 shares of common stock issued and outstanding.

TABLE OF CONTENTS	Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

ITEM 1. FINANCIAL STATEMENTS

ALPHA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$902	$-
Prepaid assets and other current assets	5,000	30,000
Total current assets	5,902	30,000

Noncurrent assets:
Oil and gas property, unproved, full cost	110,000	70,000

Total assets	$115,902	$100,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$510,500	$585,732
Accounts payable and accrued expenses - related parties	180,919	120,568
Interest payable	64,052	31,295
Short term advances from related parties	581,460	181,000
Short term note payable	1,210,000	1,160,000
Derivative liability	136,030	96,369
Total current liabilities	2,682,961	2,174,964

Convertible credit line payable – related party, net of discount of $13,901 and $2,754, respectively	154,427	145,574
Asset retirement obligation	918	862
Total liabilities	2,838,306	2,321,400

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 18,414,428 and 18,145,428 shares issued and outstanding, respectively	18,414	18,145
Additional paid-in capital	2,330,366	2,061,635
Accumulated deficit	(5,071,184)	(4,301,180)
Total stockholders' deficit	(2,722,404)	(2,221,400)

Total liabilities and stockholders' deficit	$115,902	$100,000

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Oil and gas sales	$2,369	$-	$2,369	$1,217

Lease operating expenses	7,303	621	7,303	2,839
Gross loss	(4,934)	(621)	(4,934)	(1,622)

Operating expenses:
Professional services	22,793	14,875	70,355	30,508
Board of director fees	48,000	48,000	144,000	144,000
General and administrative	173,039	139,172	531,860	301,168
Gain on settlement of accounts payable	-	-	(120,250)	-
Total operating expenses	243,832	202,047	625,965	475,676
Loss from operations	(248,766)	(202,668)	(630,899)	(477,298)

Other income (expense):
Interest expense	(5,219)	(107,342)	(114,806)	(130,721)
Gain on extinguishment of debt	-	-	-	10,750
Gain (loss) on change in fair value of derivative liabilities	(19,200)	(27,622)	(24,299)	22,252
Total other income (expense)	(24,419)	(134,964)	(139,105)	(97,719)

Net loss	$(273,185)	$(337,632)	$(770,004)	$(575,017)

Loss per share:
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic	18,377,318	18,014,580	18,292,604	17,925,910
Diluted	18,377,318	18,014,580	18,292,604	18,074,238

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2019	17,822,428	$17,822	$1,738,958	$(2,314,202)	$(557,422)

Stock issued for cash	18,000	18	17,982	-	18,000

Stock-based compensation	48,000	48	47,952	-	48,000

Net loss	-	-	-	(105,315)	(105,315)

Balance, March 31, 2020	17,888,428	17,888	1,804,892	(2,419,517)	(596,737)

Stock issued for cash	52,000	52	51,948	-	52,000

Stock-based compensation	48,000	48	47,952	-	48,000

Net loss	-	-	-	(132,070)	(132,070)

Balance, June 30, 2020	17,988,428	17,988	1,904,792	(2,551,587)	(628,807)

Stock issued for settlement of accounts payable	5,000	5	4,995	-	5,000

Stock issued as lease acquisition cost for unproved properties	10,000	40	9,960	-	10,000

Stock-based compensation	48,000	48	47,952	-	48,000

Net loss	-	-	-	(337,632)	(337,632)

Balance, September 30, 2020	18,051,428	$18,081	$1,967,699	$(2,889,219)	$(903,439)

Balance, December 31, 2020	18,145,428	$18,145	$2,061,635	$(4,301,180)	$(2,221,400)

Stock issued for settlement of accounts payable	90,000	90	89,910	-	90,000

Stock-based compensation	48,000	48	47,952	-	48,000

Net loss	-	-	-	(229,780)	(229,780)

Balance, March 31, 2021	18,283,428	18,283	2,199,497	(4,530,960)	(2,313,180)

Stock issued for cash	5,000	5	4,995	-	5,000

Stock-based compensation	63,000	63	62,937	-	63,000

Net loss	-	-	-	(267,039)	(267,039)

Balance, June 30, 2021	18,351,428	18,351	2,267,429	(4,797,999)	(2,512,219)

Stock-based compensation	63,000	63	62,937	-	63,000

Net loss	-	-	-	(273,185)	(273,185)

Balance, September 30, 2021	18,414,428	$18,414	$2,330,366	$(5,071,184)	$(2,722,404)

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net loss	$(770,004)	$(575,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	174,000	144,000
Amortization of debt discount	4,215	14,926
(Gain) loss on change in fair value of derivative liabilities	24,299	(22,252)
Gain on extinguishment of debt	-	(10,750)
Gain on settlement of accounts payable	(120,250)	-
Write off of option contract associated with oil and gas properties	85,500	-
Asset retirement obligation expense	56	57
Default interest added to note payable	50,000	100,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25,000	(5,000)
Accounts payable	152,778	215,916
Accounts payable-related party	60,351	48,401
Interest payable	32,757	15,795
Net cash used in operating activities	(281,298)	(73,924)

Cash flows from investing activities:
Deposits for purchase of oil and gas properties	(60,000)	-
Net cash used in investing activities	(60,000)	-

Cash flows from financing activities:
Payment on convertible credit line payable - related party	-	(4,250)
Proceeds from convertible credit line payable - related party	20,000	8,500
Advances from related parties	317,200	1,000
Payments on short term advances - related parties	-	(856)
Proceeds from sale of common stock	5,000	70,000
Net cash provided by financing activities	342,200	74,394

Net change in cash and cash equivalents	902	470

Cash and cash equivalents, at beginning of period	-	-

Cash and cash equivalents, at end of period	$902	$470

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,834	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$17,760	$3,959
Oil and gas payments made by related party on behalf of the Company	$65,500	$1,010,000
Stock issued for settlement of accounts payable	$90,000	$5,000
Accrued interest added to note principal	$-	$10,000
Debt discount from derivative liability	$15,362	$5,851
Stock issued as lease acquisition cost for unproved properties	$-	$10,000

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2020, and 2019 which are included on the Form 10-K filed on April 29, 2021. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the years ended December 31, 2020, and 2019 have been omitted.

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our 100% owned subsidiary, Alpha Energy Texas Operating, LLC. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing, and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings (Loss) per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2021 and for the three months ended 2020, there were 168,328 and 148,328 shares issuable from the convertible credit line payable which were considered for their dilutive effects but were determined to be anti-dilutive due to the Company's net loss, respectively.

The reconciliation of basic and diluted loss per share is as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Basic net loss	$(273,185)	$(337,632)	$(770,004)	$(575,017)
Add back: Gain on change in fair value of derivative liabilities	-	-	-	(22,252)
Diluted net loss	$(273,185)	$(337,632)	$(770,004)	$(597,269)

Basic and dilutive shares:
Weighted average basic shares outstanding	18,377,318	18,014,580	18,292,604	17,925,910
Shares issuable from convertible credit line payable	-	-	-	148,328
Dilutive shares	18,377,318	18,014,580	18,292,604	18,074,238

Loss per share:
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.03)

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

NOTE 2 – GOING CONCERN

The Company’s interim unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has minimal cash or other current assets, and does not have an established ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – OIL AND GAS PROPERTIES

On  September 8, 2020, the Company entered into an Option Agreement with Kadence Petroleum, LLC. (“Kadence”) to acquire oil and gas assets in Logan County in Central Oklahoma, called the “Logan 2 Project” in the Agreement. In the course of performing its due diligence procedures, the Company discovered that Kadence did not have title to the properties in the agreement. The Company had advanced $85,500 in option payments through  September 30, 2021. The agreement is cancelled, and the Company wrote off the $85,500 as of  September 30, 2021.

During the nine months ended September 30, 2021, the Company paid $60,000 in Option Payments to Progressive Well Services in connection with its Option Agreement dated June 30, 2020 to acquire oil and gas assets in Logan County, Oklahoma. The Option Agreement has been extended to October 31, 2021.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $400,460 and $1,014,959 during the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, these advances included payments of $17,760 and $3,959 for expenses paid on behalf of the Company and $65,500 and $1,010,000 for unpaid oil and gas assets acquired, respectively. The advances from related parties are not convertible, bear no interest and are due on demand. As of September 30, 2021, and December 31, 2020, there was $581,460 and $181,000 of short-term advances due to related parties, respectively.

As of September 30, 2021 there was $180,919 of accounts payable related parties which consisted of $170,984 due to Leaverite Exploration for Interim President Jay Leaver, $4,145 due to CFO John Lepin and $5,790 due to Staley Engineering LLC for consulting services.

As of December 31, 2021 there was $120,568 of accounts payable related parties which consisted of $110,894 due to Leaverite Exploration for Interim President Jay Leaver, $3,884 due to CFO John Lepin and $5,790 due to Staley Engineering LLC for consulting services.

The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

NOTE 5 – COMMON STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common stock.

The Company compensates each of its directors with 4,000 shares of common stock each month. During the nine months ended September 30, 2021 and 2020, the Company issued 144,000 shares of common stock valued at $144,000.

During the nine months ended September 30, 2021, the Company issued 90,000 shares of common stock with a fair value of $90,000 to settle accounts payable of $210,250. The Company recognized a gain of $120,250 on settlement of accounts payable.

During the nine months ended September 30, 2021 and 2020, the Company sold 5,000 and 70,000 shares of the common stock for total proceeds of $5,000 and $70,000, respectively.

On April 1, 2021, the Company entered into a month-to-month consulting agreement with Kelloff Oil & Gas, LLC for consulting services that includes cash compensation of $10,000 and the issuance of 5,000 shares of common stock per month. The Company may terminate the agreement at any with a ten-day notice. During the nine months ended September 30, 2021, the Company issued 30,000 common shares and recognized $30,000 of stock-based compensation related to the agreement.

NOTE 6 – NOTE PAYABLE

On March 30, 2019, the Company executed a promissory note for $50,000 to ZQH (75%) and Pure (25%). The due date of the note is April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. On September 25, 2020, the Company entered into a Purchase and Sale Agreement (“PSA”) with Pure and ZQH to acquire oil and gas assets in Oklahoma (the “Rogers Project”) in consideration of a purchase price of $1,000,000. In connection with the purchase, the $50,000 note and accrued interest of $10,000 was added to the purchase price resulting in a total note payable balance of $1,060,000. During the year ended December 31, 2020, $10,750 of accrued interest which was previously outstanding was discharged and recorded as a gain on extinguishment of debt. The note payable of $1,060,000 was due to be paid on or before July 31, 2020 but remains outstanding to date. The balance of the note will increase by $50,000 per month thereafter up to a maximum amount of $200,000 through December 1, 2020. As of December 31, 2020, the Company recognized $200,000 of default interest that was added to the principal and made payments of $100,000 for a total payable of $1,160,000. If the purchase price is not fully paid on or before December 1, 2020, ZQH and Pure have the option to convert the balance outstanding into the Company’s common stock at a conversion price of $1.00 per share and the note will also be subject to a monthly interest of 1%. During the nine months ended September 30, 2021, the the Company recognized $50,000 of default interest that was added to the principal of the note payable. As of September 30, 2021, the note payable balance was $1,210,000 with accrued interest of $56,073. The Company, Pure, and ZQH have entered into various Extension Agreements, the current one of which is dated March 28th, 2021 (the “Extension Agreement”). The Extension Agreement prevents Pure and ZQH from taking stock rather than cash through September 1, 2021, in return for which Company makes a monthly interest payment to ZQH and Pure of $10,083, which represents 1% annual interest on the Purchase Price, compounded monthly. The Extension Agreement allows the Company to extend that period beyond September 1, 2021 under similar terms. No further Extension Agreement has been entered into to date.

The Company has determined via an independent land title company that substantially no asset exists at the “Rogers Project” in Rogers County, Oklahoma, which was the subject of the PSA of 87.5% Working Interest in June 2020 (see above). The Company alerted the Sellers, Pure and ZQH of our due diligence findings and informed them that we would cease payments under the terms of the agreement and do not intend to pay the full cash value contemplated under the PSA. The owners of Pure and ZQH have retained legal counsel and written a letter dated September 1, 2021 demanding that the Company pay the amounts owed. On October 19, 2021, counsel for the Company has responded, demanding that they retract their demand.

NOTE 7 – CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. In 2019, the Company recognized an additional debt discount of $7,568. During the nine months ended September 30, 2020, the Company received $8,500 in cash proceeds from the credit line and recognized an additional debt discount of $5,851. During the nine months ended September 30, 2021 and 2020, the Company amortized $2,754 and $14,926 of the discount as interest expense, respectively. As of September 30, 2021, and December 31, 2020, the unamortized discount was $0 and $2,754, respectively. See discussion of derivative liability in Note 8 – Derivative Liability.

On June 1, 2021, the Company entered into a new convertible credit line agreement to borrow up to $1,500,000. The new convertible line agreement supersedes the original note dated September 1, 2017 and matures on June 1, 2023. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $4.00. The Company analyzed the conversion options in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company evaluated the new convertible credit line for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt modification as the borrowing capacity under the new credit line is greater than the borrowing capacity under the original credit line. There were no fees paid to the creditor and no unamortized deferred costs on the original credit line. Accordingly, no expense was recognized in connection with the transaction.

On August 8, 2021, the Company received $20,000 in cash proceeds from the credit line. During the nine months ended September 30, 2021, the Company recognized an additional debt discount of $15,362 and amortized $1,461 of the discount as interest expense, leaving an unamortized discount of $13,901 as of September 30, 2021. The outstanding principal balance on the convertible credit line as of September 30, 2021 amounted to $168,328.

NOTE 8 – DERIVATIVE LIABILITY

As discussed in Note 1, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s financial liabilities, measured at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2021
Liabilities:
Derivative liability	$-	$-	$136,030	$136,030

	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Liabilities:
Derivative liability	$-	$-	$96,369	$96,369

Utilizing Level 3 Inputs, the Company recorded a loss on fair market value adjustments related to convertible credit line payable for the nine months ended September 30, 2021 of $24,299. The fair market value adjustments as of September 30, 2021 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00, computed volatility of 202% and discount rate of 0.28%.

A summary of the activity of the derivative liability is shown below at September 30, 2021:

Balance at December 31, 2020	$96,369
Debt discount on convertible credit line payable	15,362
Loss on change in derivative fair value adjustment	24,299
Balance at September 30, 2021	$136,030

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $5,902 and total current liabilities of $2,682,961.

The Company used $281,298 of cash in operating activities during the nine months ended September 30, 2021, compared to $73,924 used in operations during the same period in 2020. Net cash used in operating activities during the nine months ended September 30, 2021 was mainly comprised of our $770,004 net loss during the period, adjusted by a non-cash charges of $120,250 gain on settlement of accounts payable, $24,299 for loss on change in fair value of derivative liabilities, stock-based compensation of $174,000, amortization of debt discounts of $4,215, write off of option contract associated with oil and gas properties of $85,500, default interest added to note payable of $50,000, asset retirement obligations expense of $56 and changes in operating assets and liabilities of $270,886. Net cash used in operating activities during the nine months ended September 30, 2020 was mainly comprised of our $575,017 net loss during the period, adjusted by a non-cash charges of $22,252 for gain on change in fair value of derivative liabilities, $10,750 gain on extinguishment of debt, stock compensation of $144,000, amortization of debt discounts of $14,926, asset retirement obligation expense of $57, default interest added to note payable of $100,000 and changes in operating assets and liabilities of $275,112.

The Company used cash of $60,000 for investing activities during the nine months ended September 30, 2021 which consisted of a $60,000 deposit for oil and gas properties.

The Company generated cash of $342,200 from financing activities during the nine months ended September 30, 2021 which consisted of $317,200 in proceeds from advances from related parties, $20,000 in proceeds from the convertible credit line payable, related party and $5,000 in proceeds from the sale of common stock. The Company generated cash of $74,394 from financing activities during the nine months ended September 30, 2020 which consisted of $70,000 in proceeds from the sale of common stock, $8,500 proceeds from the convertible credit line – related party, $1,000 advances from related party, $856 payments on short term advances – related party and $4,250 payments on convertible credit line payable - related party.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenues of $2,369 and $0 during the three months ended September 30, 2021 and 2020, respectively. Total operating expenses were $243,832 during the three months ended September 30, 2021 compared to $202,047 during the same period in 2020. The increase in operating expenses was due to a $33,867 increase in general and administrative expenses and an increase of $7,918 in professional fees.

We generated revenues of $2,369 and $1,217 during the nine months ended September 30, 2021 and 2020, respectively. Total operating expenses were $625,965 during the nine months ended September 30, 2021 compared to $475,676 during the same period in 2020. The increase in operating expenses was due to an increase in general and administrative expenses of $230,692, increase in professional fees of $39,847 which were offset by a gain on settlement of accounts payable of $120,250.

Off-Balance sheet arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based on that evaluation, they have concluded that, as of September 30, 2021, the  disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On June 25, 2021, the Company determined via an independent land title company that substantially no asset exists at the “Rogers Project” in Rogers County, Oklahoma, which was the subject of a Purchase and Sale Agreement (“PSA”) and Assignment of 87.5% Working Interest in June 2020. The Company alerted the Seller, Pure Oil Company (“Pure”) and ZQH Holdings, LLC (“ZQH”) of our due diligence findings and informed them that we would cease payments under the terms of the Agreement and do not intend to pay the full cash value contemplated under the PSA. The owners of Pure and ZQH have retained legal counsel and written a letter dated 9/1/21 demanding that the company pay the amounts owed. On October 19, 2021, counsel for the Company has responded, demanding that they retract their demand.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit
Number	Description
31.1	Centification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Centification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Centification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Centification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2021

Alpha Energy, Inc.
Registrant

By:	/s/ John Lepin
John Lepin, Principal Executive
Officer, Principal Financial Officer
and Director