Form 10-K
period 2021-12-31
ALPHA ENERGY INC
filed 2022-04-04
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,680,908.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2022 was 18,824,106 shares

ALPHA ENERGY, INC.

FOR THE FISCAL YEARS ENDED

DECEMBER 31, 2021 AND 2020

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

Unless specifically set forth to the contrary, when used in this Report the terms “Alpha,” "we", "our", the "Company" and similar terms refer to Alpha Energy, Inc., a Colorado corporation. In addition, when used herein and unless specifically set forth to the contrary, “2021” refers to the year ended December 31, 2021, “2020” refers to the year ended December 31, 2020.

PART I

ITEM 1. BUSINESS.

Overview

We are an independent oil and gas company engaged primarily in the exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil. Our core areas of operation are in the Mid-Continent and Rocky Mountain Regions where we have developed a significant inventory of prospects that consist of proved and unproved locations, offset and on trend with existing production. Prior to December 31, 2021 we pursued various projects and entered into option agreements which were terminated, other than as described herein.

On June 30, 2020, we entered into an Option Agreement (the “Agreement”) with Progressive Well Service, LLC (“Progressive”) to acquire oil and gas assets in Logan County in Central Oklahoma (the “Coral Project”). On February 17, 2022, we entered into a Purchase and Sale Agreement (the “APA”) with Progressive and on March 9, 2022 closed on the acquisition of 34 well bores and related assets including the proceeds of production since January 1, 2022. The well bores acquired consist of developed and undeveloped proven production on the Cherokee Uplift in Central Oklahoma. Of the 34 well bores, acquired five are presently active. The Purchase Price consists of $600,000 cash the balance, after payment of option extension amounts, was paid upon closing, plus three (3%) percent of the net revenue from new wells drilled until Progressive receives three hundred and fifty thousand dollars ($350,000.00).

Strategy

We intend to generally concentrate our exploration and development efforts in fields where we can apply technical exploration and development expertise through management and consultants and where we have accumulated significant operational and exploration experience.

Our business model is to acquire oil and gas properties to be held as long-term assets through cash or equity transactions. Oil and gas commodity pricing, while admittedly volatile, has been stable enough under the current economic market conditions to encourage investment in development projects. Our lean operating structure positions us well to succeed in this very competitive market. Our strategy is to acquire producing properties that we can operate which have proven un-drilled locations available for further development. Application of enhanced drilling technologies in previously undeveloped or underdeveloped areas assures the continued value of these properties. At this time, we have secured the rights to one development property and identified two target areas meeting our criteria.

We will continue with well activations and recompletions and initiate drilling activity with the proceeds from future financings. In addition, our management’s years of experience and knowledge of the oil and gas industry lead us to believe that there are an abundance of additional good drilling prospects available that have either been overlooked or are not big enough for larger companies to pursue. In the process of identifying these drilling prospects, we will utilize the expertise of existing management and employ contract engineering firms to further evaluate the properties. To qualify for acquisition, the calculated cash flow after taxes and operating expenses is expected recover the acquisition cost in under 30 months. The cash flow calculation will be based on NYMEX flat pricing of $60.00 per barrel of oil and $3.00 per MCF of gas, further adjusted by regional differentials. In addition, the selection criteria will require the life of current producing wells to be seven years or longer and the field must have a minimum total life of 15 years.

Our business operations are in the exploration and development of oil and gas, including unconventional natural gas, in the continental United States. Specifically, in the primary oil and gas basins located within the states in the Mid-Continent and Rocky Mountain Regions listed below:

A)	Oklahoma
B)	Texas
C)	New Mexico

Corporate History and Information

Our principal executive office is located at 4162 Meyerwood Drive, Houston, TX 77025, which is where our records are kept and the principal business address for our chief Financial Officer and our telephone number is (713) 316-0061. Our website address is www.alpha-energy.us.

We were incorporated on September 26, 2013 as a Colorado corporation.

Production and Reserve Overview

The Company engaged Liquid Gold Technologies, lnc. (LGT) to evaluate and deliver a Certified SEC Reserves and Valuation Report of the Rogers County Project. On March 10, 2021, but effective December 31, 2020, LGT delivered the report, of which, a full copy is attached and incorporated herein. LGT used their interpretations of the Company's supplied data and the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released June 14, 2009 in the Federal Register (SEC regulations), to determine the Project contains Proven net reserves (all non-producing or undeveloped) of 345,110 mcf of gas and 866,340 barrels of oil/condensate with an SEC PV10% of $10,286,180. In addition, the Project contains additional Probable net reserves (all non-producing or undeveloped) of 271,910 mcf of gas and 194,500 barrels of oil/condensate with an additional SEC PV10% of $2,427,660. PV10% as of December 31, 2020 was based on SEC prices of $39.54 per barrel of oil and $1.985 per mmbtu of natural gas as calculated by LGT.

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

We compete in Oklahoma with over 1,000 independent companies and approximately 40 significant independent operators including Marathon Oil, Contango Oil and Gas and Newfield Exploration Company in addition to over 950 smaller operations with no single producer dominating the area. Major operators such as Exxon, Shell Oil, ConocoPhillips, Mobil and others that are considered major players in the oil and gas industry retain significant interests in Texas.

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

Employees

As of December 31, 2021, we have one employee, John Lepin, our CFO, who also serves as Chairman of the Board of Directors and has three (3) Directors who are non-employees. On June 1, 2020, the Company contracted with Leaverite Consulting to engage Jay Leaver as Interim President. On April 1, 2021, the Company entered into an agreement with Kelloff Oil & Gas, LLC to engage Joe Kelloff as Interim Senior Vice President of Operations. We consider our relations with our subcontractors to be good.

Company's Office

Our office is located at 4162 Meyerwood Drive, Houston, Texas 77025 and our telephone number is (713) 316-0061.

Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the SEC under the Securities Exchange Act of 1934, as amended on the SEC’s website www.sec.gov. These documents may also be accessed on our website: www.alpha-energy.us. These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC. The information contained in, or that can be accessed through, the website is not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.

Certain factors may have a materially adverse effect on our business, financial condition, and results of operations, including the risk, factors, and uncertainties described under this Part I, Item 1A, and elsewhere in this Annual Report. This is not an exhaustive list, and there are other factors that may be applicable to our business that are not currently known to us or that we currently do not believe are material. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects, which could cause the trading price of our common stock to decline, and you could lose part or all of your investment. You should carefully consider the risks, factors, and uncertainties described below, together with the other information contained in this Annual Report, as well as the risk, factors, uncertainties, and other information we disclose in other filings we make with the SEC before making an investment decision regarding our securities.

Risks Related To Our Common Stock

Our management and others have voting control of the Company.

Our current officers and directors currently own approximately 5% of the total issued and outstanding common stock of the Company. In addition, AEI Acquisition Company, LLC (“AEI”) owns approximately 84% of the total issued and outstanding common stock of the Company and has advanced $413,206 under the terms of the Company’s 7.25% Convertible Promissory Notes due February 25, 2024 (the “7.25% Notes”). The 7.25% Notes are currently convertible at $5.00 per share and presently represent an additional 82,641 shares of common stock of the Company upon conversion. See “Terms of 7.25% Convertible Notes on Footnote 11”. Accordingly, AEI and its controlling member Harry McMillan, may be deemed to have voting control over the common stock of the Company and alone or together with other members of management, if they act together, will be able to influence the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.

Our Bylaws provide that we will indemnify our directors, and that we have the power to indemnify our officers and employees, to the fullest extent permitted by law.

Our Bylaws (the “Bylaws”) provide that we will indemnify our directors, officers and employees to the fullest extent permitted by applicable law against expenses judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding. Our Bylaws also provide that the Company shall have the power (though not the obligation), to advance expenses incurred in connection with any indemnification obligation. These indemnification provisions may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our shareholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors, officers and key employees pursuant to these indemnification provisions.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions in our internal controls could have a material adverse effect on our business, results of operations, cash flows and growth plans, on our regulatory and reporting status, and on our stock price.

Our business and stock price could be adversely affected if we are not successful in enhancing our management, systems, accounting, controls and reporting performance.

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the accounting and reporting requirements related to our business. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining qualified personnel, and if such personnel are not available, we may incur higher recruiting, relocation, and compensation expense. In an effort to meet the demands of our planned activities, we will be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. We further may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans, on our regulatory and reporting status, and on our stock price.

We have never paid dividends and we do not expect to pay dividends for the foreseeable future

We intend to retain earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on shares of our common stock in the foreseeable future. The payment of future cash dividends, if any, depends upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other factors. As a result, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

We are not traded on any national securities exchange. An active, liquid trading market for our common stock may not develop or be sustained. If and when an active market develops the price of our common stock may be volatile.

Presently, our common stock is not traded on any market, but is quoted on the OTC Pink Open Markets under the symbol “APHE” established by OTC Markets which does not establish financial standards or disclosure requirements for trading. As a result, Pink Open Markets trading is often avoided by investors or disallowed for traders and fund managers. We are in our early stages, an investment in our company will require a long-term commitment, with no certainty of return. Presently there is limited interest in our stock and in the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the Pink Open Market is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the Pink Open Market is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a national stock exchange like the NYSE Mkts. Accordingly, stockholders may have difficulty reselling any shares of common stock.

Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect current holders of our common stock.

Our board of directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of our common stock. In addition, our board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our stockholders.

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control, including:

•	The announcement of new developments by our competitors
•	The release of new technologies by our competitors
•	Developments in pricing, costs and other factors affecting industry or targets
•	General market conditions including factors unrelated to our operating performance

Recently, the stock market, in general, has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme market volatility in the price of our shares of common stock which could

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of our restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for us.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.   In addition, investors in us may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors.  Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace or Pink Open Markets (OTC Pink).  Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, which will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Since only a small percentage of our shares of outstanding common stock will initially be available for trading and will be held by a small number of individuals and entities, the supply of our common stock for sale will be extremely limited for an indeterminate length of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited factors such as thinly-traded markets, small numbers of holders, and awareness campaigns as hallmarks of claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock, which could subject us to regulatory action and lawsuits.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Risk Factors Relating to Our Business

The coronavirus disease 2019 (COVID-19) pandemic has had, and may continue to have, an adverse effect on our business, results of operations, financial condition and cash flows. Future epidemics or other public health emergencies could have similar effects.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic which spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak resulted in governments around the world implementing stringent measures to help control the spread of the virus, followed by phased regulations and guidelines for reopening communities and economies. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint. Notwithstanding our continued operations, COVID-19 has negatively impacted and may have further negative impacts on our financial performance, operations, supply chain and flows of raw materials, transportation and logistics networks and customers. Due in large part to the impacts of and response to the spread of COVID-19, global economic conditions declined sharply during the second quarter of fiscal 2020, resulting in historic unemployment levels, rapid changes in supply and demand in certain industry sectors, businesses switching to remote work or ceasing operations, and consumers eliminating, restricting or redirecting spending. The economic downturn adversely affected demand for our products and contributed to weaker supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials.

The COVID-19 pandemic could further negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers. In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of prevention and control measures, which may significantly hamper our production throughout the supply chain and constrict sales channels.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, continually changing and difficult to predict, the pandemic’s impacts on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, are also uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transportation and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies and on levels of economic activity; the availability of federal, state or local funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. While we expect the COVID-19 pandemic to continue to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

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

Recent events involving military action in the Ukraine by Russia have recently countermanded the effect of COVID-19 on the price of energy. It is impossible to determine if recent increases in energy prices and restrictions from government boycotts on the importation of oil and gas from Russia are or will be felt in the foreseeable future and continue to result in historically high prices of oil and gas presently experiences.

Prices fluctuate and decline based on factors beyond our control. Factors that can cause price fluctuations and declines include:

●	Overall economic and market conditions, domestic and global.
●	The impact of the COVID-19 pandemic, including reduced demand for oil and natural gas, economic slowdown, governmental actions and stay-at-home orders.
●	The domestic and foreign supply of oil and natural gas.
●	The level of consumer product demand.
●	The cost of exploring for, developing, producing, refining and marketing oil, natural gas and NGLs.
●	Adverse weather conditions, natural disasters, climate change and health emergencies and pandemics.
●	The price and availability of competitive fuels such as LNG, heating oil and coal, and alternative fuels.
●	Political and economic conditions in the Middle East, Russia and other oil and natural gas producing regions.
●	The ability of the members of OPEC and other oil exporting nations to agree to and maintain oil price and production controls.
●	Domestic and foreign governmental regulations, including temporary orders limiting economic activity.
●	Special taxes on production or the loss of tax credits and deductions.
●	Technological advances affecting energy consumption and sources of energy supply.
●	Access to pipelines and gas processing plants and other capacity constraints or production disruptions.
●	The effects of energy conservation efforts, including by virtue of shareholder activism or activities of non-governmental organizations.

We may not be able to continue operating as a going concern.

We have generated minimal revenues and our ability to pay our expenses is dependent upon advances from related parties.

For the fiscal year ended December 31, 2021, we reported a net loss of $1,070,738. We had a working capital deficit of $2,601,105 at December 31, 2021. We have generated minimal revenue from our operations and are dependent upon a line of credit or other advances from AEI, a related party, to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources.

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our operating costs and obtaining additional financing. The report from our independent registered public accounting firm for the fiscal year ended 2021 and 2020 includes an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

We have incurred net losses since inception.

We have accumulated net losses of approximately $5,371,918 as of December 31, 2021. These losses have had an adverse effect on our financial condition, stockholders’ equity, net current assets, and working capital. We will need to generate higher revenues and control operating costs in order to attain profitability. There can be no assurances that we will be able to do so or to reach profitability.

We will need additional capital to fund our expanding operations, and if we are not able to obtain sufficient capital, we may be forced to limit the scope of our operations.

We will need additional financing which we may not be able to obtain on acceptable terms if at all. We expect that our planned expansion and acquisition and development of oil and gas properties will require additional working capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, then we may not be able to continue to develop our business activities, and we will have to modify our business plan. These factors could have a material adverse effect on our future operating results and our financial condition.

If we are unable to raise needed additional funds to continue as a going concern, we could be forced to cease our business activities and dissolve. In such an event, we may incur additional financial obligations, including the accelerated maturity of debt obligations, lease termination fees, employee severance payments, and other creditor and dissolution-related obligations.

Our ability to raise financing through sales of equity securities depends on general market conditions and the demand for our common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales, our existing stockholders could experience substantial dilution. If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or to respond to competitive pressures in the industry which may jeopardize our ability to continue operations.

Our current operations are not sufficient to fund our operating expenses and we will need to raise additional working capital to continue to implement our business model, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses. Generally, small businesses such as ours for which there is only a limited public market for their securities face significant difficulties in their efforts to raise equity capital. While to date we have relied upon the relationships of our executives, directors and shareholders in our capital raising efforts, there are no assurances that these resources will continually be available to us or provide us with sufficient funding. We do not have any commitments to provide additional capital and there are no assurances we will be able to raise capital upon terms which are favorable to our company. Even if we are able to raise capital, the structure of that capital raise could impact our company and our shareholders in a variety of ways. If we raise additional capital through the issuance of debt, this will result in interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we may not be able to continue to implement our business plan.

Our products may not be accepted by our targeted customers.

The risks, uncertainties and challenges encountered by companies operating in new industries include:

• Generating sufficient revenue to cover operating costs and sustain operations;

• Acquiring and maintaining market share;

• Attracting and retaining qualified personnel, especially with requisite technical skills;

• Successfully developing and commercially marketing energy resources:

• Accessing the capital markets to raise additional capital, on reasonable terms, if and when required to sustain operations or to grow the business.

We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow the business, and reach profitability.

The industry in which we operate is dominated by a wide range of significantly larger companies which have substantially greater financial, management, exploration and development resources than we have. According to Forbes Global 2000 PetroChina, Sinopec, Saudi Aramco, BP, Exxon Mobil, Royal Dutch Shell, Total, Chevron, Gazprom and Marathon Petroleum are the ten largest oil and gas companies by revenue. Our competitors may be able to provide customers with different or greater capabilities than we can provide, including quantity, pricing, and support. Many of our competitors may utilize their greater resources to develop resources inaccessible to us, leverage their multi-national presence, financial strength to utilize economies of scale and offer lower pricing. In order to secure contracts, we may have to offer comparable products and services at lower pricing which could adversely affect our operating margins. Our inability to compete effectively against these larger companies could have a material adverse effect on our business, financial condition and operating results.

We may not be able to keep pace with technological advances.

The oil and gas industry in general, and the energy industry in particular, continue to undergo significant changes, primarily due to technological developments. Because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of energy, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, oil and gas exploration and drilling. It is impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market, and if we are not able to keep pace with technological advances, then our revenues, profitability and results from operations may be materially adversely affected.

Our results of operations may fluctuate from period to period which could cause volatility in our stock price.

Results of operations for any company developing oil and gas can be expected to fluctuate until the products are in the market and could fluctuate thereafter even when products are in the marketplace. There is significant lead time in developing, opening and reopening wells. Unanticipated delays can adversely impact the release of supplies into the marketplace. Revenues generated could be adversely impacted if a lack of working capital limits our ability to purchase new assets.

Our results of operations depend significantly upon the price and forward contract value of our reserves and production, none of which can be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate from period to period. The results of one period may not be indicative of the results of any future period. Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our common stock to fluctuate significantly.

The loss of key personnel may adversely affect our business.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Our success is dependent upon the continued efforts of our largest shareholder, AEI and Jay Lever, our President. If it became necessary to replace them, it is unlikely new management could be found with the same level of knowledge and dedication to our success. The loss of the services of these professionals, especially in the development of future expansion prospects, would adversely affect our business. None of these advisors or executives have employment agreements or provisions that would restrict or prohibit them from competing with us. As a result, any of these individuals could terminate their employment and immediately compete against us. The loss of the services of any member of our executive management team or other key persons could have a material adverse effect on our business, results of operations and financial condition.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business, and in particular while our staff is relatively small with no full-time employees, we are dependent upon the active participation of several key management and outside personnel, including Jay Leaver, an investor and our President and Harry McMillan of AEI. Each of these persons are critical to the strategic direction and overall management of our company as well as our ability to attract and retain personnel, contractors, and investors. The loss of any of them could adversely affect our business, financial condition, and operating results. We do not carry key person life insurance on any of our personnel.

We will need to hire and retain highly skilled technical personnel as employees and as independent contractors in order to develop our properties and grow our business. The competition for highly skilled technical, managerial, and other personnel is at times intense. Our recruiting and retention success is substantially dependent upon our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits we offer to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

Litigation could harm our business or otherwise distract management.

Substantial, complex or extended litigation could cause us to incur large expenditures and could distract management. For example, lawsuits by environmental groups, employees or stockholders or litigation with federal, state or local governments or regulatory bodies could be very costly and disrupt business. While disputes from time to time are not uncommon, we may not be able to resolve such disputes on terms favorable to us which could have a material, adverse impact on our results of operations and financial condition.

If we lose our rights under our third-party leases, our operations could be adversely affected.

Our business depends in part on property leases and other rights licensed from third parties. We could lose our exclusivity or other rights if we fail to comply with the terms and performance requirements of the leases, including continuing to produce oil and gas on leased properties. In addition, certain leases may terminate upon our breach and have the right to consent to sublease arrangements. If we were to lose our rights under any of these leases, or if we were unable to obtain required consents to future subleases, we could lose a competitive advantage in the market, and may even lose the ability to operate completely. Either of these results could substantially decrease our revenues

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity, including the Logan assets.

We develop and sell resources where insurance or indemnification may not be available, including failure of certain of our activities could result in loss of life or property damage. Certain activities may raise questions with respect to issues of environmental harm or injury, trespass, conversion and similar concepts, which may raise new legal issues. Indemnification to cover potential claims or liabilities resulting from a failure may be available in certain circumstances, but not in others. We do not and are not able to maintain insurance to protect against our risks and uncertainties. Substantial claims resulting from an accident, failure, or liability arising from our activities in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, contamination or spill, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

Our growth strategy may not be successful.

We intend to expand our operations and marketing base, in large part, by acquiring additional leases. Our operations are subject to all the risks inherent in the growth of a new business. The timing and related expenses of expansion may cause our revenues, if any, to fluctuate. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business and the reliance on our ability to establish ongoing relationships with purchasers of oil and gas, market acceptance, unfamiliarity with operating and marketing methods, and competition. We may not be successful in our proposed expanded business activities.

We may be unable to generate sufficient revenue from the commercialization of our leases to achieve and sustain profitability.

At present, we rely solely on the Logan assets to generate revenue and we expect to substantially generate all our revenue in the foreseeable future from sales from these assets. In order to successfully operate, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to achieve and maintain compliance with all applicable regulatory requirements. If we fail, we may never receive a return on the investments we have made, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

There are economic and general risks relating to our business.

The success of our activities is subject to risks inherent in business generally, including demand for products and services, general economic conditions, changes in taxes and tax laws, and changes in governmental regulations and policies.

Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes, and other events beyond our control.

A major earthquake, fire, or other disaster (such as a major flood, tsunami, volcanic eruption, or terrorist attack) affecting our facilities, or those of our suppliers, contractors or customers, could significantly disrupt our operations, and delay or prevent shipment or sales during the time required to repair, rebuild, or replace damaged facilities; these delays could be lengthy and costly. If any of the facilities are negatively impacted by a disaster, operations and deliveries could be delayed. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases could have a negative effect on our operations, those of our suppliers and customers, including the ability to travel.

We are an “emerging growth company” and as such, our disclosures may be less extensive than the information you receive from other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
●	reduced disclosure obligations regarding executive compensation; and
●	exemption from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have elected to use the extended transition period for complying with Section 107(b) of the JOBS Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private corporations until those standards also apply to private corporations. Further, as the result of our election, our financial statements may not be as comparable to companies that comply with public company effective dates.

Risk Factors Relating to the Oil and Natural Gas Industry

Oil and natural gas prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, profitability, cash flows and future growth, as well as liquidity and ability to access additional sources of capital, depend substantially on prevailing prices for oil and natural gas and the relative mix of these commodities in our reserves and production. Sustained lower prices will reduce the amount of oil and natural gas that we can economically produce and may result in impairments of our proved reserves or reduction of our proved undeveloped reserves. Oil and natural gas prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital.

The market prices for oil and natural gas depend on factors beyond our control. Some, but not all, of the factors that can cause fluctuations include:

•	the domestic and foreign supply of, and demand for, oil and natural gas;

•	domestic and world-wide economic conditions;

•	the level and effect of trading in commodity futures markets, including commodity price speculators and others;

•	military, economic and political conditions in oil and gas producing regions;

•	the actions taken by OPEC and other foreign oil and gas producing nations, including the ability of members of OPEC to agree to and maintain production controls;

•	the impact of the U.S. dollar exchange rates on oil and natural gas prices;

•	the price and availability of, and demand for, alternative fuels;

•	weather conditions and climate change;

•	world-wide conservation measures;

•	technological advances affecting energy consumption and production;

•	changes in the price of oilfield services and technologies;

•	the price and level of foreign imports;

•	expansion of U.S. exports of oil, natural gas and/or NGLs;

•	the availability, proximity and capacity of transportation, processing, storage and refining facilities;

•	the costs of exploring for, developing, producing, transporting and marketing oil and natural gas; and

•	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental regulations.

Sustained material declines in oil or natural gas prices may have the following effects on our business:

•	limit our access to sources of capital, such as equity and long-term debt;

•	cause us to delay or postpone capital projects;

•	cause us to lose certain leases because we fail to meet obligations of the leases prior to expiration;

•	reduce reserve estimates and the amount of products we can economically produce;

•	downgrade or other negative rating action with respect to our credit rating;

•	reduce revenues, income and cash flows available for capital expenditures, repayment of indebtedness and other corporate purposes; or

•	reduce the carrying value of our assets in our balance sheet through ceiling test impairments.

Legislation or regulatory initiatives intended to address seismic activity in Oklahoma and elsewhere could increase our costs of compliance or lead to operational delays, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

Water sourcing, use and disposal are common practices in oil and gas operations. We dispose of large volumes of water produced alongside oil and natural gas “produced water” or "saltwater" in connection with our drilling and production operations, pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued under existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities.

There exists a growing concern that the injection of produced water into belowground disposal wells triggers seismic events in certain areas, including Oklahoma, where we operate. In response to recent seismic events near underground water disposal wells, federal and some state agencies are investigating whether certain high volume disposal wells have caused or contributed to increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells that are located in close proximity to areas of increased seismic activity.

The Oklahoma Corporation Commission (OCC) evaluates existing disposal wells to assess their continued operation, or operation with restrictions, based on location relative to faults, seismicity and other factors, with well operators in certain geographic locations required to make frequent, or even daily, volume and pressure reports. In addition, the OCC has adopted rules requiring operators of certain saltwater disposal wells in the state to, among other things, conduct additional mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells to shallower depths and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents. For example, OCC has established a 15 thousand square mile Area of Interest in the Arbuckle formation located primarily north and east of the Anadarko Basin in the Mississippi Lime play. Since 2013, OCC has prohibited disposal into the basement rock and ordered reduction of disposal volumes into the overlying Arbuckle formation and directed the shut-in of a number of Arbuckle disposal wells in response to seismic activity. In addition, in January 2016, the Governor of Oklahoma announced a grant of $1.4 million in emergency funds to support earthquake research to be directed by the OCC and the Oklahoma Geological Survey (OGS). During September and November 2016, in response to the occurrence of earthquakes in Cushing and Pawnee, Oklahoma, located in the northeast area of the Anadarko Basin, the OCC developed action plans in conjunction with the OGS and the EPA. The plans require reductions in disposal volumes in three concentric zones from the center of the earthquake activity in both Cushing and Pawnee, Oklahoma, with the greatest reductions in the zone located closest to the center of the largest quakes. These actions are in addition to any previous orders to shut in wells or reduce disposal volumes. Prior measures had already reduced disposal volumes in the areas of concern by up to 50 percent for some disposal wells. In the Pawnee area, the action plan covers a total of 38 Arbuckle disposal wells under OCC jurisdiction and 26 Arbuckle disposal wells under EPA jurisdiction and in the Cushing area the plan covers a total of 58 Arbuckle disposal wells. Local residents have also recently filed lawsuits against saltwater disposal well operators in these areas for damages resulting from the increased seismic activity.

Additionally, in recent years there has been increased public concern regarding an alleged potential for hydraulic fracturing to induce seismic events. In December 2016, the OCC announced the development of seismicity guidelines focused on operators in SCOOP and STACK to directly address concerns related to induced seismicity and hydraulic fracturing. The OCC has established three action levels to be followed if events are detected at a M2.5 or above and within 1.24 miles (2 km) of hydraulic fracturing activities.

●	Magnitude 2.5 — OCC contacts the operator, discusses mitigation plan, operations may continue

●	Magnitude 3.0 — required minimum six-hour pause, technical call with OCC regarding mitigations, operations continue with an approved and revised completion plan

●	Magnitude 3.5 — required operations suspension, technical meeting with OCC and decision made to resume or halt operations based on approved and revised completion plan

On March 1, 2017, the OCC also issued a statement saying that further actions to reduce the earthquake rate in Oklahoma could be expected.

Restrictions on disposal well volumes or a lack of sufficient disposal wells, the filing of lawsuits, or curtailment or restrictions on oil and gas activity generally in response to concerns related to induced seismicity, could cause us to delay, curb or discontinue our exploration and development plans. Increased costs associated with restrictions on hydraulic fracturing or the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal or hydraulic fracturing, such as mandated produced water recycling in some portion or all of our operations or prohibitions on performing hydraulic fracturing in certain areas, may reduce our profitability.

These developments may result in additional levels of regulation, or increased complexity and costs with respect to existing regulations, that could lead to operational delays or increased operating and compliance costs, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We have substantial capital requirements to fund our business plans that could be greater than cash flows from operations. Limited liquidity would likely negatively impact our ability to execute our business plan.

Our 2022 capital investment levels may exceed our projected cash flows from operations. As a result, we may use available cash or borrow funds under a credit facility, due in part to our decision to continue our drilling program in order to avoid future lease renewals to retain certain acreage. If necessary, we may continue to use cash on hand, sell non- strategic assets or potentially access public debt and/or equity markets to fund any shortfall. Our ability to generate operating cash flows is subject to many risks and variables, such as the level of production from existing wells; prices of oil and natural gas; production costs; availability of economical gathering, processing, storage and transportation in our operating areas; our success in developing and producing new reserves and the other risk factors discussed in this Prospectus. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, commodity prices, industry conditions, the prices and availability of goods and services, unbudgeted acquisitions and the promulgation of new regulatory requirements. Alternatively, we may have to reduce capital expenditures, and our ability to execute our business plans could be adversely affected, if:

•	we generate less operational cash flow than we anticipate;

•	we are unable to sell non-strategic assets at acceptable prices;

•	our customers or working interest owner’s default on their obligations to us;

•	one or more lenders fails to honor its contractual obligation to lend to us;

•	investors limit funding or refrain from funding oil and gas companies; or

•	we are unable to access the capital markets at a time when we would like, or need, to raise capital.

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

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are not entitled to contractual indemnification for environmental liabilities and acquired properties on an "as is" basis. Significant acquisitions of existing companies or businesses and other strategic transactions may involve additional risks, including:

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

Actual quantities of oil and natural gas reserves and future cash flows from those reserves will most likely vary from our estimates.

Estimating quantities of oil and natural gas reserves is complex and inexact. The process relies on interpretations of geologic, geophysical, engineering and production data. The extent, quality and reliability of these data can vary. The process also requires a number of economic assumptions, such as oil and natural gas prices, the relative mix of oil and natural gas that will be ultimately produced, drilling and operating expenses, capital expenditures, the effect of government regulation, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions and our expected development plan; and

•	the judgment of the persons preparing the estimate.

Actual quantities of oil and natural gas reserves, future oil and natural gas production and the relative mix of oil and natural gas that will be ultimately produced, oil and natural gas prices, revenues, taxes, capital expenditures, effects of regulations, funding availability and drilling and operating expenses will most likely vary from our estimates. In addition, the methodologies and evaluation techniques that we use, which include the use of multiple technologies, data sources and interpretation methods, may be different than those used by our competitors. Further, reserve estimates are subject to the evaluator’s criteria and judgment and show important variability, particularly in the early stages of development. Any significant variance could be systematic and undetected for an extended period of time, which would materially affect the quantities and net present value of our reserves. In addition, we may adjust estimates of reserves to reflect production history, results of exploration and development activities, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Our reserves also may be susceptible to drainage by operators on adjacent properties.

Actual future prices and costs may be materially higher or lower than the prices and costs we used as of the date of an estimate. In addition, actual production rates for future periods may vary significantly from the rates assumed in the calculation. You should not assume that the present value of future net cash flows is the current market value of our proved reserves.

Estimates of oil and natural gas reserves are inherently imprecise. Any material inaccuracies in these reserve estimates or underlying assumptions will affect materially the quantities and present value of our reserves.

Estimates of proved oil and natural gas reserves and the future net cash flows attributable to those reserves are prepared by independent petroleum engineers and geologists. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and cash flows attributable to such reserves, including factors beyond our control and that of our engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and natural gas prices and expenditures for future development drilling and exploration activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development drilling and exploration activities and prices of oil and natural gas. Actual future production, revenue, taxes, development drilling expenditures, operating expenses, underlying information, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and underlying information set forth herein

To maintain and grow our production and cash flows, we must continue to develop existing reserves and locate or acquire new reserves.

Through our drilling programs and the acquisition of properties, we strive to maintain and grow our production and cash flows. However, as we produce from our properties, our reserves decline. Unless we successfully replace the reserves that we produce, the decline in our reserves will eventually result in a decrease in oil and natural gas production and lower revenue, income and cash flows from operations. Future oil and natural gas production is, therefore, highly dependent on our success in efficiently finding, developing or acquiring additional reserves that are economically recoverable. We may be unable to find, develop or acquire additional reserves or production at an acceptable cost, if at all. In addition, these activities require substantial capital expenditures.

Lower oil and gas prices and other factors have resulted in ceiling test impairments in the past and may result in future ceiling test or other impairments.

We use the full cost method of accounting for our oil and gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis. The net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties. If net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test impairment to the extent of such excess. If required, a ceiling test impairment reduces income and stockholders’ equity in the period of occurrence.

The risk that we will be required to further impair the carrying value of our oil and gas properties increases when oil and natural gas prices are low or volatile for a prolonged period of time. In addition, impairments may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase.

Drilling is a costly and high-risk activity.

In addition to the numerous operating risks described in more detail below, the drilling of wells involves the risk that no commercially productive oil or gas reservoirs will be encountered. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil and natural gas are present or may be produced economically. In addition, we are often uncertain of the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	increases in the costs of, or shortages or delays in the availability of, drilling rigs, equipment and materials;

•	decreases in oil and natural gas prices;

•	limited availability to us of financing on acceptable terms;

•	adverse weather conditions and changes in weather patterns;

•	unexpected operational events and drilling conditions;

•	abnormal pressure or irregularities in geologic formations;

•	surface access restrictions;

•	access to, and costs for, water needed in our waterflood project in the Greater Monument Butte Unit (GMBU);

•	the presence of underground sources of drinking water, previously unknown water or other extraction wells or endangered or threatened species;

•	embedded oilfield drilling and service tools;

•	equipment failures or accidents;

•	lack of necessary services or qualified personnel;

•	availability and timely issuance of required governmental permits and licenses;

•	loss of title and other title-related issues;

•	availability, costs and terms of contractual arrangements, such as leases, pipelines and related facilities to gather, process and compress, transport and market oil and natural gas; and

•	compliance with, or changes in, environmental, tax and other laws and regulations.

As we implement pad development and increase the lateral length and size of hydraulic fracturing stimulations of our horizontal wells, the costs and other impacts associated with any curtailment, delay or cancellation may increase due to the concentration of capital expenditures prior to bringing production online. Future drilling activities may not be successful, and if unsuccessful, this could have an adverse effect on our future results of operations, cash flows and financial condition.

The oil and gas business involves many operating risks that can cause substantial losses.

Our oil and gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and gas, including the risk of:

•	fires and explosions;

•	blow-outs and cratering;

•	uncontrollable or unknown flows of oil, gas or well fluids;

•	pipe or cement failures and casing collapses;

•	pipeline or other facility ruptures and spills;

•	equipment malfunctions or operator error;

•	discharges of toxic gases;

•	induced seismic events;

•	environmental costs and liabilities due to our use, generation, handling and disposal of materials, including wastes, hydrocarbons and other chemicals; and

•	environmental damages caused by previous owners of property we purchase and lease.

Some of these risks or hazards could materially and adversely affect our results of operations and cash flows by reducing or shutting in production from wells, loss of equipment or otherwise negatively impacting the projected economic performance of our prospects. If any of these risks occur, we could incur substantial losses as a result of:

•	injury or loss of life;

•	severe damage or destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	investigatory and clean-up responsibilities;

•	regulatory investigation and penalties or lawsuits;

•	limitation on or suspension of our operations; and

•	repairs and remediation costs to resume operations.

The magnitude of these risks may increase due to the increase in lateral length, larger multi-stage hydraulic fracturing stimulations for our horizontal wells and the implementation of pad development because of the larger amounts of liquids, chemicals and proppants involved.

In addition, our hydraulic fracturing operations require significant quantities of water. Regions in which we operate have recently experienced drought conditions. Any diminished access to water for use in hydraulic fracturing, whether due to usage restrictions or drought or other weather conditions, could curtail our operations or otherwise result in delays in operations or increased costs related to finding alternative water sources.

Failure or loss of equipment, as the result of equipment malfunctions, cyber-attacks or natural disasters, could result in property damages, personal injury, environmental pollution and other damages for which we could be liable. Catastrophic occurrences giving rise to litigation, such as a well blowout, explosion or fire at a location where our equipment and services are used, may result in substantial claims for damages. Ineffective containment of a drilling well blowout or pipeline rupture could result in extensive environmental pollution and substantial remediation expenses, as well as governmental fines and penalties. If our production is interrupted significantly, our efforts at containment are ineffective or litigation arises as the result of a catastrophic occurrence, our cash flows, and in turn, our results of operations, could be materially and adversely affected.

In connection with our operations, we generally require our contractors, which include the contractor, its parent, subsidiaries and affiliate companies, its subcontractors, their agents, employees, directors and officers, to agree to indemnify us for injuries and deaths of their employees, contractors, subcontractors, agents and directors, and any property damage suffered by the contractors. There may be times, however, that we are required to indemnify our contractors for injuries and other losses resulting from the events described above, which indemnification claims could result in substantial losses to us. Contractor or customer contracts may also contain inadequate indemnity clauses, exposing us to unexpected losses or an unfavorable litigation position, and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.

While we may maintain insurance against some potential losses or liabilities arising from our operations, our insurance does not protect us against all operational risks. The occurrence of any of the foregoing events and any costs or liabilities incurred as a result of such events, if uninsured or in excess of our insurance coverage or not indemnified, could reduce revenue, income and cash flows and the funds available to us for our exploration, development and production activities and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our identified drilling locations are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations is subject to a number of uncertainties, including oil and natural gas prices, the availability of capital, costs, drilling results, regulatory approvals, available transportation capacity, and other factors. If future drilling results in these projects do not establish sufficient reserves to achieve an economic return, we may curtail drilling in these projects.

Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil, natural gas or NGLs from these or any other potential drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the locations are identified, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified. Low oil prices, reduced capital spending and numerous other factors, many of which are beyond our control, could result in our failure to establish production on undeveloped acreage, and, if we are not able to renew leases before they expire, any proved undeveloped reserves associated with such leases will be removed from our proved reserves. Our actual drilling activities may materially differ from those presently identified, which could adversely affect our business, results of operations, financial condition and cash flows.

Our proved undeveloped reserves may not be ultimately developed or produced. The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.

At December 31, 2022, approximately 87.9% of our total estimated plus probable proved reserves (by volume) were undeveloped and may not be ultimately developed or produced. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove to be accurate. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled, or that the results of such development will be as estimated. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any proved undeveloped reserves that are not developed within this five-year time frame. A removal of such reserves could adversely affect our business and financial condition.

The potential adoption of federal, state, tribal and local legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and gas wells.

Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We routinely apply hydraulic fracturing techniques on almost all of our U.S. onshore oil and natural gas properties. Hydraulic fracturing involves using water, sand or other proppant materials, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore.

As explained in more detail below, the hydraulic fracturing process is typically regulated by state oil and natural gas agencies, although the EPA, the BLM and other federal regulatory agencies have taken steps to review or impose federal regulatory requirements. Certain states in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. Certain municipalities have already banned hydraulic fracturing, and courts have upheld those moratoria in some instances. In the past several years, dozens of states have approved or considered additional legislative mandates or administrative rules on hydraulic fracturing.

At the federal level, the EPA has taken numerous actions. The adoption of new federal rules or regulations relating to hydraulic fracturing could require us to obtain additional permits or approvals or to install expensive pollution control equipment for our operations, which in turn could lead to increased operating costs, delays and curtailment in the pursuit of exploration, development or production activities, which in turn could materially adversely affect our operations.

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources "under some circumstances," noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, we do not believe that this multi-year study report provides any basis for further regulation of hydraulic fracturing at the federal level.

Based on the foregoing, increased regulation and attention given to the hydraulic fracturing process from federal agencies, various states and local governments could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and increased compliance costs and time, which could adversely affect our business, financial condition, results of operations and cash flows.

Our ability to produce oil and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.

Development activities require the use of water. For example, the hydraulic fracturing process that we employ to produce commercial quantities of natural gas and oil from many reservoirs requires the use and disposal of significant quantities of water in addition to the water we use to develop our waterflood in the GMBU. In certain regions, there may be insufficient local capacity to provide a source of water for drilling activities. In these cases, water must be obtained from other sources and transported to the drilling site, adding to the operating cost. Our inability to secure sufficient amounts of water, or to dispose of or recycle the water used in our operations, could adversely impact our operations in certain areas. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations, such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of NGLs, natural gas and oil. In recent history, public concern surrounding increased seismicity has heightened focus on our industry’s use of water in operations, which may cause increased costs, regulations or environmental initiatives impacting our use or disposal of water. See "Legislation or regulatory initiatives intended to address seismic activity in Oklahoma and elsewhere could increase our costs of compliance or lead to operational delays, which could have a material adverse effect on our business, results of operations, cash flows or financial condition" for more information on action taken by certain states to regulate hydraulic fracturing activity with respect to induced seismicity. Furthermore, future environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could cause delays, interruptions or termination of operations, which may result in increased operating costs and have an effect on our business, results of operations, cash flows or financial condition.

The marketability of our production is dependent upon transportation and processing facilities over which we may have no control.

The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. We deliver oil and natural gas through gathering systems and pipelines that we do not own. The lack of available capacity on these systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our production through some firm transportation arrangements, third-party systems and facilities may be temporarily unavailable due to market conditions or mechanical or other reasons, or may not be available to us in the future at a price that is acceptable to us. New regulations on the transportation of oil by rail, like those finalized by the U.S. Department of Transportation (DOT) in 2015, may increase our transportation costs. In addition, federal and state regulation of natural gas and oil production, processing and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines, infrastructure or capacity constraints and general economic conditions could adversely affect our ability to produce, gather and transport natural gas. Any significant change in market factors or other conditions affecting these infrastructure systems and facilities, as well as any delays in constructing new infrastructure systems and facilities, could harm our business and, in turn, our financial condition, results of operations and cash flows.

We may be involved in legal proceedings that could result in substantial liabilities.

Like many companies in the oil and gas industry, we are from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of our business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, results of operations, cash flow and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

We are subject to complex laws and regulatory actions that can affect the cost, manner, feasibility or timing of doing business.

Existing and potential regulatory actions could increase our costs and reduce our liquidity, delay our operations or otherwise alter the way we conduct our business. Exploration and development and the production and sale of oil and natural gas are subject to extensive federal, state, provincial, tribal, local and international regulation. We may be required to make large expenditures to comply with environmental, natural resource protection, and other governmental regulations. Matters subject to regulation include the following:

•	restrictions for the protection of wildlife that regulate the time, place and manner in which we conduct operations;

•	the amounts, types and manner of substances and materials that may be released into the environment;

•	response to unexpected releases into the environment;

•	reports and permits concerning exploration, drilling, production and other operations;

•	the placement and spacing of wells;

•	cement and casing strength;

•	unitization and pooling of properties;

•	calculating royalties on oil and gas produced under federal and state leases; and

•	taxation.

Under these laws, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials into the environment, remediation and clean-up costs, natural resource risk mitigation, damages and other environmental or habitat damages. We also could be required to install and operate expensive pollution controls, engage in environmental risk management, incur increased waste disposal costs, or limit or even cease activities on lands located within wilderness, wetlands or other environmentally or politically sensitive areas.

In addition, failure to comply with applicable laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties as well as the imposition of corrective action orders. Any such liabilities, penalties, suspensions, terminations or regulatory changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The matters described above and other potential legislative proposals, along with any applicable legislation introduced and passed in Congress or new rules or regulations promulgated by state or the US federal government, could increase our costs, reduce our liquidity, delay our operations or otherwise alter the way we conduct our business, negatively impacting our financial condition, results of operations and cash flows.

Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions. Additional costs or operating restrictions associated with legislation or regulations could have a material adverse effect on our results of operations and cash flows, in addition to the demand for the oil and natural gas that we produce.

Climate change laws and regulations restricting emissions of "greenhouse gases" could result in increased operating costs and reduced demand for the oil and natural gas that we produce while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things address GHG emissions for certain sources.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Severe limitations on GHG emissions could also adversely affect demand for the oil and natural gas we produce and lower the value of our reserves, which in turn could have a material adverse effect on our business, financial condition, results of operations or cash flows. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for natural gas, oil and NGL. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Certain U.S. federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation.

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but not been limited to:

•	the repeal of the percentage depletion allowance for oil and natural gas properties;

•	the elimination of current deductions for intangible drilling and development costs;

•	the elimination of the deduction for certain domestic production activities; and

•	an extension of the amortization period for certain geological and geophysical expenditures.

Although these provisions were largely unchanged in the Tax Act, which was signed on December 22, 2017, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation, to accompany lower federal income tax rates. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development or increase costs, and any such changes could have an adverse effect on the Company’s financial position, results of operations and cash flows.

Competition for, or the loss of, our senior management or experienced technical personnel may negatively impact our operations or financial results.

To a large extent, we depend on the services of our senior management and technical personnel and the loss of any key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our continued drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain a seasoned management team and experienced explorationists, engineers, geologists and other professionals. In the past, competition for these professionals was strong, and in a continuing price recovery environment may become strong again, which could result in future retention and attraction issues.

Competition in the oil and gas industry is intense.

We operate in a highly competitive environment for acquiring properties and marketing oil and natural gas. Our competitors include multinational oil and gas companies, major oil and gas companies, independent oil and gas companies, individual producers, financial buyers as well as participants in other industries supplying energy and fuel to consumers. During these periods, there is often a shortage of drilling rigs and other oilfield services. Many of our competitors have greater and more diverse resources than we do. In addition, high commodity prices, asset valuations and stiff competition for acquisitions have in the past, and may in the future, significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop and operate properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek new entry. As a consequence, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and gas reserves or in our marketing of production, our financial condition, cash flows and results of operations may be adversely affected.

Shortages of oilfield equipment, services, supplies and qualified field personnel could adversely affect our financial condition, results of operations and cash flows.

Historically, there have been shortages of drilling rigs, hydraulic fracturing stimulation equipment and crews, and other oilfield equipment as demand for that equipment has increased along with the number of wells being drilled. The demand for qualified and experienced field personnel to drill wells, conduct hydraulic fracturing stimulations and conduct field operations can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. These factors have caused significant increases in costs for equipment, services and personnel. Higher oil, natural gas, and NGL prices generally stimulate demand and result in increased prices for drilling rigs and crews, hydraulic fracturing stimulation equipment and crews and associated supplies, equipment, services and raw materials. Similarly, lower oil and natural gas prices generally result in a decline in service costs due to reduced demand for drilling and completion services.

Decreased levels of drilling activity in the oil and gas industry in recent periods have led to declining costs of some oilfield equipment, services and supplies. However, if the current oil and gas market changes, and commodity prices continue to recover, we may face shortages of field personnel, drilling rigs, hydraulic fracturing stimulation equipment and crews or other equipment or supplies, which could delay or adversely affect our exploration and development operations and have a material adverse effect on our business, financial condition, results of operations or cash flows, or restrict operations.

We may not be insured against all of the operating risks to which our business is exposed.

Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, such as well blowouts, explosions, oil spills, releases of gas or well fluids, fires, pollution and adverse weather conditions, which could result in substantial losses to us. See “The oil and gas business involves many operating risks that can cause substantial losses." Exploration and production activities are also subject to risk from political developments such as terrorist acts, piracy, civil disturbances, war, expropriation or nationalization of assets, which can cause loss of or damage to our property. We maintain insurance against many, but not all, potential losses or liabilities arising from our operations in accordance with what we believe are customary industry practices and in amounts and at costs that we believe to be prudent and commercially practicable. Our insurance will include deductibles that must be met prior to recovery, as well as sub-limits and/or self-insurance. Additionally, our insurance is subject to exclusions and limitations. Our insurance does not cover every potential risk associated with our operations, including the potential loss of significant revenues. We can provide no assurance that our insurance coverage will adequately protect us against liability from all potential consequences, damages and losses.

We currently have insurance policies that include coverage for general liability, excess liability, physical damage to our oil and gas properties, operational control of wells, oil pollution, third- party liability, workers’ compensation and employers’ liability and other coverages. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution and other environmental issues, with broader coverage for sudden and accidental occurrences. For example, we maintain operators extra expense coverage provided by third-party insurers for obligations, expenses or claims that we may incur from a sudden incident that results in negative environmental effects, including obligations, expenses or claims related to seepage and pollution, cleanup and containment, evacuation expenses and control of the well (subject to policy terms and conditions). In the specific event of a well blowout or out-of-control well resulting in negative environmental effects, such operators extra expense coverage would be our primary source of coverage, with the general liability and excess liability coverage referenced above also providing certain coverage.

In the event we make a claim under our insurance policies, we will be subject to the credit risk of the insurers. Volatility and disruption in the financial and credit markets may adversely affect the credit quality of our insurers and impact their ability to pay claims.

Further, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. Some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable, and we may elect to maintain minimal or no insurance coverage. If we incur substantial liability from a significant event and the damages are not covered by insurance or are in excess of policy limits, then we would have lower revenues and funds available to us for our operations, that could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may face various risk associated with the long term trend toward increased activism against oil and gas exploration and development activities.

Opposition toward oil and gas drilling and development activity has been growing globally. Companies in the oil and gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, environmental compliance and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain projects such as the development of oil or gas shale plays. For example, environmental activists continue to advocate for increased regulations or bans on shale drilling and hydraulic fracturing in the United States, even in jurisdictions that are among the most stringent in their regulation of the industry. Future activist efforts could result in the following:

•	delay or denial of drilling permits;

•	shortening of lease terms or reduction in lease size;

•	restrictions on installation or operation of production, gathering or processing facilities;

•	restrictions on the use of certain operating practices, such as hydraulic fracturing, or the disposal of related waste materials, such as hydraulic fracturing fluids and produced water;

•	increased severance and/or other taxes;

•	cyber-attacks;

•	legal challenges or lawsuits;

•	negative publicity about our business or the oil and gas industry in general;

•	increased costs of doing business;

•	reduction in demand for our products; and

•	other adverse effects on our ability to develop our properties and expand production.

We may need to incur significant costs associated with responding to these initiatives. Complying with any resulting additional legal or regulatory requirements that are substantial could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may be subject to risks in connection with acquisitions and divestitures.

As part of our business strategy, we have made and will likely continue to make acquisitions of oil and gas properties and to divest non-strategic assets. Suitable acquisition properties or suitable buyers of our non-strategic assets may not be available on terms and conditions we find acceptable or not at all.

Acquisitions pose substantial risks to our business, financial condition, cash flows and results of operations. These risks include that the acquired properties may not produce revenues, reserves, earnings or cash flows at anticipated levels. Also, the integration of properties we acquire could be difficult. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources. The successful acquisition of properties requires an assessment of several factors, including:

•	recoverable reserves;

•	exploration potential;

•	future oil and natural gas prices and their relevant differentials;

•	operating costs and production taxes; and

•	potential environmental and other liabilities.

These assessments are complex and the accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities.

In addition, our divestitures may pose significant residual risks to the Company, such as divestitures where we retain certain liabilities or we have legal successor liability due to the bankruptcy or dissolution of the purchaser. Generally, uneconomic or unsuccessful acquisitions and divestitures may divert management’s attention and financial resources away from our existing operations, which could have a material adverse effect on our financial condition, results of operations and cash flow.

We depend on computer and telecommunications systems, and failures in our systems or cyber security attacks could significantly disrupt our business operations.

The oil and gas industry has become increasingly dependent upon digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We have not entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have not developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. We depend on digital technology to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third party partners. Our business partners, including vendors, service providers, purchasers of our production and financial institutions, are also dependent on digital technology. It is possible we could incur interruptions from cyber security attacks, computer viruses or malware. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any cyber incidents or interruptions to our arrangements with third parties, to our computing and communications infrastructure or our information systems could lead to data corruption, communication interruption, unauthorized release, gathering, monitoring, misuse or destruction of proprietary or other information, or otherwise significantly disrupt our business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Hurricanes, typhoons, tornadoes, earthquakes and other natural disasters could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Hurricanes, typhoons, tornadoes, earthquakes and other natural disasters can potentially destroy thousands of business structures and homes and, if occurring in the Gulf Coast region of the United States, could disrupt the supply chain for oil and gas products. Disruptions in supply could have a material adverse effect on our business, financial condition, results of operations and cash flow. Damages and higher prices caused by hurricanes, typhoons, tornadoes, earthquakes and other natural disasters could also have an adverse effect on our business, financial condition, results of operations and cash flow due to the impact on the business, financial condition, results of operations and cash flow of our customers.

Delays in obtaining licenses, permits, and other government authorizations required to conduct our operations could adversely affect our business.

Our operations require licenses, permits, and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable government agencies, among other factors. Our inability to obtain, or our loss of or denial of extension, to any of these licenses or permits could hamper our ability to produce income, revenues or cash flows from our operations.

We may incur losses as a result of title defects in the properties in which we invest.

The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. While we typically obtain title opinions prior to commencing drilling operations on a lease or in a unit, the failure of title may not be discovered until after a well is drilled, in which case we may lose the lease and the right to produce all or a portion of the interest under the property.

As we continue to expand our operations in Oklahoma, we may operate within the boundaries of Native American reservations and become subject to certain tribal laws and regulations.

An entirely separate and distinct set of laws and regulations applies to operators and other parties within the boundaries of Native American reservations in the United States. Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, the Office of Natural Resources Revenue and Bureau of Land Management (BLM), and the EPA, together with each Native American tribe, promulgate and enforce regulations pertaining to oil and gas operations on Native American reservations. These regulations include lease provisions, environmental standards, tribal employment contractor preferences and numerous other matters.

Native American tribes are subject to various federal statutes and oversight by the Bureau of Indian Affairs and BLM. However, each Native American tribe is a sovereign nation and has the right to enact and enforce certain other laws and regulations entirely independent from federal, state and local statutes and regulations, as long as they do not supersede or conflict with such federal statutes. These tribal laws and regulations include various fees, taxes, requirements to employ Native American tribal members or use tribal owned service businesses and numerous other conditions that apply to lessees, operators and contractors conducting operations within the boundaries of a Native American reservation. Further, lessees and operators within a Native American reservation are often subject to the Native American tribal court system, unless there is a specific waiver of sovereign immunity by the Native American tribe allowing resolution of disputes between the Native American tribe and those lessees or operators to occur in federal or state court.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

Our principal executive office is located at 4162 Meyerwood Drive, Houston, TX 77025. The Company neither owns nor leases any real or personal property. The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

ITEM 3. LEGAL PROCEEDINGS.

On July 6, 2020, Premier filed a mechanic’s lien against the interests of Pure, ZQH and the Company in the Project, alleging past unpaid invoices on the part of ZQH and Pure and also alleging that the Company’s ownership is 75% rather than 87.5%. No documentation has been provided to Alpha by ZQH, Pure, or Premier of any unpaid invoices. The Company has subsequently determined that the assignment appears to represent no actual, tangible assets. The Company has notified ZQH and Pure of these findings and informed them of our decision to not pursue the Project. ZQH and Pure have hired legal counsel to examine the question of whether Alpha can legally withdraw from the PSA even with no actual asset.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Our common stock is quoted on the Pink Open Markets under the symbol APHE.

Dividends.

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, general business conditions, and state law regulating the payment of dividends.

Shareholders.

As of March 31, 2022, there were 18,824,106 shares of common stock outstanding held by 67 shareholders of record, and no shares of preferred stock outstanding.

Transfer Agent.

The Transfer Agent for the Company’s Common Stock is Equity Stock Transfer, 237 West 37th Street, Suite 601, New York, New York 10018.

Recent Sales of Unregistered Securities.

We have no recent sales of unregistered securities

ITEM 6. SELECTED FINANCIAL DATA.

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the other sections contained herein, including the risk factors and the consolidated financial statements and the related exhibits contained herein. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report as well as other matters over which we have no control. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in this Report. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

The Company was incorporated in September 2013. Our business model is to engage in the business of oil and gas development. the acquisition cost in 22 to 30 months.

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

Results of Operations

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

During the years ended December 31, 2021 and 2020, the Company had minimal revenues from its operating activities. In part, because such activities were focused on identifying potential opportunities and properties.

During the year ended December 31, 2021, the Company recognized a net loss of $1,070,738 compared to $1,986,978 for the year ended December 31, 2020. The decrease of $916,240 was primarily a result of a decrease in impairment expense of $1,000,000, a decrease in interest expense of $107,768, decrease in board of director fees of $16,000 which were offset with gain on settlement of accounts payable of $120,250, increase in loss on change in fair value of derivative liabilities of $8,081 and an increase in general and administrative costs of $314,183.

Liquidity and Capital Resources

As of December 31, 2021, the Company had current assets of $23,967 and total noncurrent assets of $145,791 consisting of acquisition costs. As of December 31, 2021, the Company had total current liabilities of $2,625,072 which includes $270,250 in accounts payable, $228,668 in related parties payable, $145,041 in derivative liability, $77,563 in interest payable, $628,550 in short term advances from related parties, $65,000 in notes payable related party and $1,210,000 in a convertible note payable. The Company had a working capital deficit of $2,601,105.

During the year ended December 31, 2021, the Company used cash of $356,892 in our operations compared to $109,394 during the year ended December 31, 2020. During the year ended December 31, 2021, the Company used $95,791 in investing activities compared to $30,000 used by investing activities during the year ended December 31, 2020. During the year ended December 31, 2021, the Company received funds of $452,900 from our financing activities compared to $139,394 during the year ended December 31, 2020. Net change in cash was $217 during the year ended December 31, 2021 compared to a decrease of $0 for the year ended December 31, 2020.

At various times during the year ended December 31, 2021 and 2020, the Company received advances, short term notes and advances on convertible line payable related parties for operating expenses. During the year ended December 31, 2021, the Company received proceeds from convertible loan payable – related party of $20,000 and advances from related party of $427,900 and proceeds from the sale of common stock of $5,000. During the year ended December 31, 2020, the Company made payments on convertible line payable of $4,250, payments on short term notes of $100,000 and repayments on short term advances from related parties of $856. The Company also received proceeds from the sale of common stock of $75,000, proceeds from convertible loan payable of $8,500, advances from related party of $96,000 and note payable -related party of $65,000 during the year ended December 31, 2020.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(356,892)	$(109,394)
Net cash used in investing activities	(95,791)	(30,000)
Net cash provided by financing activities	452,900	139,394
Net change in cash and cash equivalents	217	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$217	$-

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

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management determined there were no critical accounting estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alpha Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Energy, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2022

ALPHA ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current Assets:
Cash	$217	$-
Prepaids and other current assets	23,750	30,000
Total current assets	23,967	30,000

Noncurrent Assets:
Oil and gas properties, unproved, full cost	145,791	70,000

Total Assets	$169,758	$100,000

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$270,250	$585,732
Accounts payable and accrued expenses - related parties	228,668	120,568
Interest payable	77,563	31,295
Short term advances from related parties	628,550	116,000
Note payable – related party	65,000	65,000
Short term note	-	1,160,000
Convertible note payable	1,210,000	-
Derivative liability	145,041	96,369
Total current liabilities	2,625,072	2,174,964

Convertible credit line payable – related party, net of discount of $11,100 and $2,754, respectively	157,228	145,574
Asset retirement obligation	918	862
Total Liabilities	2,783,218	2,321,400

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 18,824,106 and 18,145,428 shares issued and outstanding, respectively	18,824	18,145
Additional paid-in capital	2,739,634	2,061,635
Accumulated deficit	(5,371,918)	(4,301,180)
Total Stockholders' Deficit	(2,613,460)	(2,221,400)

Total Liabilities and Stockholders' Deficit	$169,758	$100,000

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020

Oil and gas sales	$3,839	$1,217
Lease operating expenses	15,652	2,915
Gross loss	(11,813)	(1,698)

Operating expenses:
Professional services	96,916	87,267
Board of director fees	192,000	208,000
General and administrative	725,832	436,649
Gain on settlement of accounts payable	(120,250)	-
Impairment loss	-	1,000,000
Total operating expenses	894,498	1,731,916

Loss from operations	(906,311)	(1,733,614)

Other income (expense):
Interest expense	(131,117)	(238,885)
Gain on extinguishment of debt	-	10,750
Loss on change in fair value of derivative liabilities	(33,310)	(25,229)
Total other income (expense)	(164,427)	(253,364)

Net loss	$(1,070,738)	$(1,986,978)

Loss per share:
Basic and diluted	$(0.06)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	18,329,925	17,966,907

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2019	17,822,428	$17,822	$1,738,958	$(2,314,202)	$(557,422)

Stock issued for cash	75,000	75	74,925	-	75,000

Stock issued for settlement of accounts payable	5,000	5	4,995	-	5,000

Stock issued as lease acquisition cost for unproved properties	10,000	10	9,990	-	10,000

Stock-based compensation	233,000	233	232,767	-	233,000

Net loss	-	-	-	(1,986,978)	(1,986,978)

Balance, December 31, 2020	18,145,428	18,145	2,061,635	(4,301,180)	(2,221,400)

Stock issued for cash	5,000	5	4,995	-	5,000

Stock issued for settlement of liabilities	451,678	452	451,226	-	451,678

Stock-based compensation	222,000	222	221,778	-	222,000

Net loss	-	-	-	(1,070,738)	(1,070,738)

Balance, December 31, 2021	18,824,106	$18,824	$2,739,634	$(5,371,918)	$(2,613,460)

See accompanying notes to the consolidated financial statements.

ALPHA ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,070,738)	$(1,986,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	262,000	233,000
Bad debt expense	25,000	-
-Amortization of debt discount	7,016	20,493
Loss on change in fair value of derivative liabilities	33,310	25,229
Gain on extinguishment of debt	-	(10,750)
Gain on settlement of accounts payable	(120,250)	-
Impairment loss	-	1,000,000
Write off of option contract associated with oil and gas properties	85,500	-
Asset retirement obligation expense	56	76
Default interest added to note payable	50,000	200,000
Changes in operating assets and liabilities:
Prepaids and other current assets	(18,750)	(30,000)
Accounts payable	235,596	304,263
Accounts payable-related party	108,100	116,881
Interest payable	46,268	18,392
Net cash used in operating activities	(356,892)	(109,394)

Cash Flows from Investing Activities:
Deposit for purchase of oil and gas properties	(95,791)	(30,000)
Net cash used in investing activities	(95,791)	(30,000)

Cash Flows from Financing Activities:
Proceeds from convertible credit line payable - related party	20,000	8,500
Payment on convertible credit line payable - related party	-	(4,250)
Advances from related parties	427,900	96,000
Proceeds from note payable – related party	-	65,000
Payments on short term note	-	(100,000)
Payments on short term advances from related parties	-	(856)
Proceeds from sale of common stock	5,000	75,000
Net cash provided by financing activities	452,900	139,394

Net change in cash and cash equivalents	217	-

Cash and cash equivalents, at beginning of period	-	-

Cash and cash equivalents, at end of period	$217	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,834	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Unpaid oil and gas assets acquired	$65,500	$1,020,000
Debt discount on convertible credit line payable related party	$15,362	$5,581
Expenses paid on behalf of the Company by related party	$19,150	$13,959
Stock issued for settlement of liabilities	$451,678	$5,000
Stock issued as lease acquisition cost for unproved properties	$-	$10,000
Accrued interest added to note principal	$-	$10,000

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

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at December 31, 2021 or 2020. The Company recorded revenues of $3,839 and $1,217 and costs of revenues totaling $15,652 and $2,915 during the years ended December 31, 2021 and 2020 respectively.

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings (Loss) per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the years ended December 31, 2021 and 2020, there were 168,328 and 148,328 shares issuable from convertible credit line payable which were considered for their dilutive effects but concluded to be anti-dilutive, respectively.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate for reclassification contracts with the earliest maturity date first. Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

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

Concentrations of Risk

The Company has 100 % interest in two separate oil and gas leases, all of which are located in the state of Colorado. Environmental and regulatory factors within the state beyond the control of the Company may limit the Company’s future production of all its leases.

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

Asset retirement obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest, the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred. The Company had accrued an asset retirement obligation liability totaling $918 and $862 as of December 31, 2021 and 2020, respectively.

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

NOTE 3 – OIL AND GAS PROPERTIES

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement through March 4, 2022. On March 1, 2022, the Company entered into an extension agreement with Chicorica to extend the Closing through August 5, 2022. In return, the Company must pay $30,000 by April 1, 2022, $35,000 by July 8, 2022 and $30,000 by August 5, 2022.

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

The Company notes that the Project is included in the lands in eastern Oklahoma affected by a decision of the U.S. Supreme Court issued on July 9, 2020. In McGirt v. Oklahoma the Supreme Court held that a large portion of eastern Oklahoma reserved for the Creek Nation in the 19th century remains Indian Country for purposes of the federal Major Crimes Act. The impact of this decision on title to the lands and leases included in the Project is uncertain at this point, and the Company will continue to monitor developments concerning the effects of this decision. The Company has subsequently determined that the assignment appears to represent no actual, tangible assets. The Company has notified ZQH and Pure of these findings and informed them of our decision to not pursue the Project. ZQH and Pure have hired legal counsel to examine the question of whether Alpha can legally withdraw from the PSA even with no actual asset.

On June 30, 2020, the Company entered into an option Agreement with Progressive Well Service, LLC (“Progressive”) to acquire oil and gas assets in Lincoln and Logan Counties in Central Oklahoma (the “Coral Project”, called the “Logan 1 Project” in the Agreement). The agreement gives the Company until December 31, 2020 to exercise its option (the “Option Period”). During the Option Period, Progressive may not sell the Coral Project to any third party. In return for this exclusivity, the Company issued 10,000 shares of its common stock with a fair value of $10,000, such shares to bear a legend restricting sale during the Option Period. At closing the Company shall make a cash payment of $600,000 (less Monthly Extension Payments) to Progressive (the “Project Payment”) and guarantee to Progressive a further payment of 3% of the net revenue stream from any new wells drilled in the Coral Project (the “Production Payment”) until Progressive has received an additional $350,000. Since December 2020, the Company and Progressive have entered into various Extension Agreements, the current one being dated June 30th, 2021 (the “Extension Agreement”). The Extension Agreement extends the period by which Closing must occur through November 30, 2021, in return for which the Company makes a monthly payment of ten thousand dollars ($10,000), which sum is to be applied toward the Project Payment. On November 30, 2021, the Company and Progressive verbally agreed to extend the closing to February 2022. On March 9, 2022, the Company closed on the acquisition of 34 well bores and related assets under the PSA. We are entitled to receive the proceeds of production from January 1, 2022 under the terms of the PSA and Progressive is required to operate the properties and transfer ownership and royalty decks to Company following a one-month transition period. Under the PSA we are obligated to make a further payment of three (3%) percent of the net revenue from new wells drilled until Progressive receives an additional $350,000.

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

Oil and gas properties at December 31, 2021 and 2020 consisted of the following:

	Balance			Balance
Account	12/31/2020	Additions	Impairment	12/31/2021
Leasehold Improvements - Chico Rica, LLC	$10,000	$-	$-	$10,000
Leasehold Improvements - Undeveloped	-	15,791	-	15,791
Lease Acquisition Costs - Logan County Project I	10,000	110,000	-	120,000
Lease Acquisition Costs - Logan County Project II	50,000	35,500	85,500	-
Total oil and gas related assets	$70,000	$161,291	$85,500	$145,791

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

The total deferred tax asset was approximately $626,000 and $424,000 as of December 31, 2021 and 2020, respectively which is calculated by multiplying a 25.63% estimated tax rate by the cumulative net operating loss (NOL) of approximately $2,440,000 and $1,655,000, respectively.

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

The Company is subject to United States federal income taxes at an approximate rate of 21% and state income taxes at an approximate rate of 4.63%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

The net deferred tax assets consist of the following:

	2021	2020
Deferred income tax assets
Net operating loss carry forward	$626,000	$424,000
Valuation allowance	(626,000)	(424,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2021	2020
Tax benefit at effective rate	$202,000	$202,000
Change in valuation allowance	(202,000)	(202,000)
Provision for income taxes	$-	$-

The Company has an operating loss carry forward of approximately $2,440,000.

NOTE 5 – COMMON STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock and 65,000,000 shares of $0.001 par value common stock. The Board of Directors authorized the issuance of up to 2,000,000 share of Series A convertible preferred stock with a par value of $0.001.

The Company compensates its each director with 4,000 shares of common stock each month. During the years ended December 31, 2021 and 2020, the Company issued 192,000 and 208,000 shares of common stock valued at $192,000 and $208,000, respectively, as board of director compensation.

The Company pays its CFO a yearly bonus of 25,000 shares of common stock. During the years ended December 31, 2021 and 2020, the Company issued 25,000 shares of common stock to the CFO with a fair value of $25,000.

The Company issued its CFO 361,678 shares of common stock on December 31, 2021 valued at $1.00 per share, to settle $361,678 of accrued officer compensation.

During the year ended  December 31, 2021, the Company reclassified 40,000 shares issued for services in a prior year, which are currently in dispute, to accounts payable.

During the year ended  December 31, 2021, the Company issued 90,000 shares of common stock with a fair value of $90,000 to settle accounts payable of $210,250. The Company recognized a gain of $120,250 on settlement of accounts payable.

During the years ended December 31, 2021 and 2020, the Company sold 5,000 and 75,000 shares of the common stock for total proceeds of $5,000 and $75,000, respectively.

On  April 1, 2021, the Company entered into a month-to-month consulting agreement with Kelloff Oil & Gas, LLC for consulting services that includes cash compensation of $10,000 and the issuance of 5,000 shares of common stock per month. The Company  may terminate the agreement at any moment with a ten-day notice. During the year ended  December 31, 2021, the Company issued 45,000 common shares and recognized $45,000 of stock-based compensation related to the agreement.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company received advances from related parties totaling $427,900 and $96,000 and repaid $0 and $856 during the years ended  December 31, 2021 and 2020, respectively. During the years ended  December 31, 2021 and 2020, related parties paid $19,150 and $13,959 of expense on behalf of the Company, and $65,500 and $1,020,000 for unpaid oil and gas assets acquired. The advances from related parties are not convertible to common stock, bear no interest and are due on demand. As of  December 31, 2021 and 2020, there was $628,550 and $116,000 of short-term advances due to related parties, respectively.

As of  December 31, 2021 there was $228,668 of accounts payable related parties which consisted of $208,484 due to Leaverite Exploration for Interim President Jay Leaver, $4,394 due to CFO John Lepin, $10,000 due Kelloff Oil &Gas, LLC for Vice President Joe Kelloff and $5,790 due to Staley Engineering LLC for consulting services.

As of  December 31, 2020 there was $120,568 of accounts payable related parties which consisted of $110,894 due to Leaverite Exploration for Interim President Jay Leaver, $3,884 due to CFO John Lepin and $5,790 due to Staley Engineering LLC for consulting services.

On December 3, 2020, the Company executed a promissory note for $65,000 with the President of the Company. The unsecured note matures three years from date of issue and bears interest at 5.00% per annum. As of December 31, 2021 and 2020, the note payable related party balance was $65,000 with accrued interest of $13,003 and $0, respectively.

The Chief Financial Officer allows the use of his residence as an office for the Company at no charge.

A board member of the Company acts as corporate council to Company at no charge, other than board of director fees.

NOTE 7– NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE

On  March 30, 2019, the Company executed a promissory note for $50,000 to ZQH (75%) and Pure (25%). The due date of the note is  April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated  January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. On  June 25, 2020, the Company entered into a Purchase and Sale Agreement (“PSA”) with Pure and ZQH to acquire oil and gas assets in Oklahoma (the “Rogers Project”) in consideration of a purchase price of $1,000,000. In connection with the purchase, the $50,000 note and accrued interest of $10,000 was added to the purchase price resulting in a total note payable balance of $1,060,000. During the year ended  December 31, 2020, $10,750 of accrued interest which was previously outstanding was discharged and recorded as a gain on extinguishment of debt. The note payable of $1,060,000 was due to be paid on or before  July 31, 2020 but remains outstanding to date. The balance of the note will increase by $50,000 per month thereafter up to a maximum amount of $200,000 through  December 1, 2020. As of  December 31, 2020, the Company recognized $200,000 of default interest that was added to the principal and made payments of $100,000 for a total payable of $1,160,000. If the purchase price is not fully paid on or before  December 1, 2020, ZQH and Pure have the option to convert the balance outstanding into the Company’s common stock at a conversion price of $1.00 per share and the note will also be subject to a monthly interest of 1%. The Company, Pure, and ZQH have entered into various Extension Agreements, the current one of which is dated  March 28th, 2021 (the “Extension Agreement”). The Extension Agreement prevents Pure and ZQH from taking stock rather than cash through  June 1, 2021, in return for which Company makes a monthly interest payment to ZQH and Pure of $10,083, which represents 1% annual interest on the Purchase Price, compounded monthly. The Extension Agreement allows the Company to extend that period beyond  June 1, 2021 under similar terms. No further Extension Agreement has been entered into to date. Per the extension agreement, ZQH and Pure have the option to convert all or part of the purchase price to the Company’s common stock at $1.00 per share after June 1, 2021. The Company evaluated the conversion option and concluded a beneficial conversion feature and embedded derivative were not present at the date of conversion. As a result of the conversion option on June 1, 2021, the Company reclassified the note payable to convertible note payable.

During the year ended  December 31, 2021, the Company recognized $50,000 of default interest that was added to the principal of the note payable. As of  December 31, 2021, the convertible note payable balance was $1,210,000 with accrued interest of $22,882. The Company is in legal discussions with ZQH to relieve the loan as the properties in the purchase agreement were not held by title.

NOTE 8– CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On  September 1, 2017, the Company entered into a convertible credit line agreement to borrow up to $500,000. On the same date, the outstanding balance on a note payable of $87,366 was exchanged as a draw on the credit line. The loan modification is considered substantial under ASC 470-50. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. The Company analyzed the conversion option in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company measured the derivative liability and recorded a debt discount of $87,366 upon initial measurement. During the year ended  December 31, 2020, the Company received $8,500 in cash proceeds from the credit line, made $4,250 in cash payments and recognized an additional debt discount of $5,851.

On  June 1, 2021, the Company entered into a new convertible credit line agreement to borrow up to $1,500,000. The new convertible line agreement supersedes the original note dated  September 1, 2017 and matures on  June 1, 2023. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $4.00. The Company analyzed the conversion option in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company evaluated the new convertible credit line for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt modification as the borrowing capacity under the new credit line is greater than the borrowing capacity under the original credit line. There were no fees paid to the creditor and no unamortized deferred costs on the original credit line. Accordingly, no expense was recognized in connection with the transaction.

On  August 8, 2021, the Company received $20,000 in cash proceeds from the credit line. During the year ended  December 31, 2021, the Company recognized an additional debt discount of $15,362. During the years ended  December 31, 2021 and 2020, the Company amortized $7,016 and $20,493 of the discount as interest expense, respectively. As of  December 31, 2021, and  December 31, 2020, the unamortized discount was $11,100 and $2,754, respectively. The outstanding principal balance on the convertible credit line as of  December 31, 2021 and 2020 amounted to $168,328 and $148,328, respectively. See discussion of derivative liability in Note 9 – Derivative Liability.

NOTE 9 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s derivative liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2020
Liabilities	-	-	-	-
Derivative Liability	-	-	$96,369	$96,369

	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Liabilities	-	-	-	-
Derivative Liability	-	-	$145,041	$145,041

As of December 31, 2021, and 2020, the Company had a $145,041 and $96,369 derivative liability balance on the consolidated balance sheets, respectively and recorded a loss from derivative liability fair value adjustment of $33,310 and $25,229 during the years ended December 31, 2021 and 2020, respectively. The Company assessed its outstanding convertible credit line payable as summarized in Note 8 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

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

Utilizing Level 3 Inputs, the Company recorded fair market value adjustments related to the derivative liability for the year ended December 31, 2021 of $33,310. An additional debt discount of $15,362 was recorded during the year ended December 31, 2021 using the following assumptions: exercise price of $1.00, 20,000 common share equivalents, and a fair value of the common stock of $1.00 per share. The fair market value adjustments as of December 31, 2021 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00, computed volatility 248.59%, discount rate 0.73%, 168,328 common share equivalents, and a fair value of the common stock of $1.00 per share.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2019	$65,289
Derivative liabilities recorded	5,851
Loss on change in derivative fair value adjustment	25,229
Balance at December 31, 2020	$96,369
Derivative liabilities recorded	15,362
Loss on change in derivative fair value adjustment	33,310
Balance at December 31, 2021	$145,041

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Effective November 1, 2018, the Company entered into an employment contract with the President and CFO of the Company. The President will receive an annual salary of $120,000, increasing 10% per year for five years. In addition, the employee will receive $750 per month for health insurance, will receive a year-end bonus of 25,000 shares of the Company stock and will receive a .03125% overriding royalty interest in each future producing well. As of December 31, 2021 and 2020, the Company had $0 and $212,985 accrued compensation related to this contract, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On February 17, 2022, the Company entered into a Purchase and Sale Agreement (“PSA”) with Progressive. Under the terms of the PSA, the Company will acquire leases and related assets to certain oil and gas wells located in Logan County in Central Oklahoma as more fully descried in the PSA. Under the PSA the Company is obligated to make an additional cash payment of $490,000 after giving effect to one hundred and ten thousand dollars previously paid for the option and extension payments (see Note 3), and a further payment of three (3%) percent of the net revenue from new wells drilled until Progressive receives $350,000. The acquired leases under the PSA comprise approximately 2,080 gross acres of developed and undeveloped proven production in the Cherokee Uplift in central Oklahoma, including 34 well bores, six of which are active. On March 9, 2022, the Company closed on the acquisition of 34 well bores and related assets under the PSA. We are entitled to receive the proceeds of production from January 1, 2022 under the terms of the PSA and Progressive is required to operate the properties and transfer ownership and royalty decks to Company following a one-month transition period. Under the PSA we are obligated to make a further payment of three (3%) percent of the net revenue from new wells drilled until Progressive receives an additional $350,000.

On February 25, 2022, the Company entered into secured senior secured convertible note for the purchase and sale of convertible promissory notes (“Convertible Note”) in the principal amount of $5,000,000. The Senior Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a conversion price of $5.00 per share. Upon conversion of the convertible note into the Company’s common stock, the noteholder would be issued 1,000,000 shares of the Company’s common stock. Interest on the Convertible Note shall be paid to the investors at a rate of 7.25% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note is secured by certain oil and gas leases, lands, minerals and other properties of the Company, subject to prior liens and security interests. On the same day, the assigned advances of $413,206 from a related party were transferred to the Convertible Note. As of the date of this filing, the Company has not received in cash proceeds from the convertible note.

On February 23, 2022, the Company amended the December 3, 2020 promissory note with, Mr. Leaver, President of the Company. As amended, the principal balance of note will be $406,750, which includes the original promissory of $65,000, advances of $325,580 and $16,170 in accrued interest. Of the $325,580 in advances, $31,280 were advanced subsequent to December 31, 2021. The promissory note matures on February 23, 2025 and bears interest at 5% per annum. In February 2022, Mr. Leaver advanced the Company an additional $500,000. On February 25, 2022, Mr. Leaver assigned the $406,750 promissory note and $500,000 advance to 20 Shekels, an affiliated Company. On the same day, the assigned promissory note and advance totaling $906,750 were transferred into a secured senior secured convertible note. The convertible note bears interest at 7.25% and matures on February 25, 2024. The note is convertible into shares of the Company at $5.00 per share.

On January 28, 2019, the Company entered into a Project Sale Agreement (the “PSA”) with Visionary Resources, LLC. (“Visionary”). Visionary has developed an oil and gas exploration project in northwestern Texas (the “Battlewagon Project”). The Battlewagon Project includes several prospective areas, and the Company is interested in exploring these areas and utilizing Visionary’s geophysical and other data and expertise. The Company agreed to pay the Project Fee of two hundred thousand dollars ($200,000) by March 31, 2020. The Company and Visionary have entered into various extension agreements, the current one being dated January 4, 2021 (the “Extension Agreement”). On January 1, 2022, the Company entered an Extension Agreement with Visionary, the Company may acquire access to the intellectual property owned or licensed by Visionary for a cash payment of two hundred thousand dollars ($200,000) on or before March 4, 2022. The agreement was further extended to September 2, 2022.

Subsequent to December 31, 2021, the Company has received cash proceeds of $1,231,500 from unexecuted subscription agreements.  The unexecuted agreements are to sell common stock at $1.00 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditor on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Our Principal Executive Officer and Principal Financial Officer, John Lepin, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based upon this evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2021 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position

John Lepin	72	Director, CFO

Lacey Kellogg	52	Director

Richard M. Nummi	51	Director

Robert J. Flynn, Jr.	72	Director

Jay S. Leaver	57	President

Directors, Executive Officers, Promoters and Control Persons

John Lepin, MBA, has over 35 years of experience in accounting, taxation, and management. He has experience in all areas of oil & gas accounting, start-up operations and general management. Prior to joining Alpha Energy, Inc., he consulted with private and public companies. He started his career at Ladd Petroleum, a subsidiary of General Electric and has held controller positions with KC Resources, Royale Energy, Blue Dolphin Energy, Aurora Oil & Gas and Patara Oil & Gas and served as CFO of Grand Gulf Energy.

Lacie Kellogg. Ms. Kellogg has 32 years of accounting experience 24 of which are in the Oil and Gas industry. Her experience is in the areas of Financial Reporting both public and private, domestic and international, Operations Accounting and Software Implementation. Lacie earned her BBA from the University of Houston and has worked with Carrizo Oil and Gas, Aurora Oil & Gas, an Australian based company, and as a private consultant in the energy field. She is a member of COPAS and is active in the local chapter.

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

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
John Lepin,	2020	143,916		73,000				9,000	225,916
CFO, Director	2021	144,000	-	73,000	-	-	-	9,000	226,000

Lacie Kellogg,	2020			48,000					48,000
Director	2021	-	-	48,000	-	-	-	-	48,000

Richard M. Nummi,	2020			48,000					48,000
Director	2021	-	-	48,000	-	-	-	-	48,000

Robert J. Flynn, Jr.,	2020			48,000					48,000
Director	2021		-	48,000	-	-	-	-	48,000

Outstanding Equity Awards at Fiscal Year End.

None

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2021, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)
AEI Acquisition, LLC	2600 E. Southlake Blvd., Suite 120-366 Southlake, TX. 76092	84.36%	15,880,201
John Lepin, CFO and Chairman of the Board	4162 Meyerwood Dr Houston, TX 77025	3.49%	657,678
Jay Leaver, President and Director		1.04%	196,000
Lacie Kellogg, Director		1.57%	296,000
Richard M. Nummi,, Director		0.89%	168,000
Robert J. Flynn, Jr., Director		0.89%	168,000

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2021 (18,824,106)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Malone Bailey, LLP for the years ended December 31, 2021 and 2020 were $62,500 and $35,000, respectively.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit			Incorporated by reference
Number	Exhibit Description	Filed	Period	Filing
3.1	Articles of Incorporation
3.2	By-Laws
10.1	Logan Purchase and Sale Agreement dated 12.31.21
10.2	Common subscription document
10.3	Senior secured for $5million raise
10.4	Senior secured CIA for $5 million raise
10.5	John Lepin salary to stock conversion
10.6	John Lepin Assignment to LLC
10.7	Reserve Report pertaining to Logan dated 1.2.2022
10.8	John Lepin BOD agreement
10.9	Richard Nummi Bod Agreement
10.10	Robert J. Flynn BOD agreement
10.11	Lacie Kellogg BOD agreement
10.12	John Lepin Employment contract
10.13	Jay Leaver Engagement Agreement
10.14	Kelloff Oil Engagement Agreement
31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Energy, Inc.

/s/ John Lepin

John Lepin, CFO

Date: April 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Lepin	Principal Executive Officer, Principal Financial Officer and Director	April 4, 2022
John Lepin