Form 10-Q
period 2022-03-31
ALPHA ENERGY INC
filed 2022-07-29
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022.

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from to

Commission File Number: 000-55586

Alpha Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	90-1020566
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14143 Denver West Parkway, Suite 100,

Golden, CO 80401

(Address of principal executive offices) (Zip Code)

Registrant's Phone: 800-819-0604

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
None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

18,824,106 shares outstanding.

ITEM 1. FINANCIAL STATEMENTS

Alpha Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$1,077,966	$217
Prepaid assets and other current assets	25,000	23,750
Total current assets	1,102,966	23,967

Noncurrent assets:
Oil and gas property, unproved, full cost	653,605	145,791

Total assets	$1,756,571	$169,758

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$251,462	$270,250
Accounts payable and accrued expenses - related parties	227,332	228,668
Interest payable	76,045	77,563
Advances from related parties	-	628,550
Note payable - related party	-	65,000
Subscription liability	1,281,600	-
Derivative liability	356,275	145,041
Convertible note payable	1,210,000	1,210,000
Total current liabilities	3,402,714	2,625,072

Convertible credit line payable – related party, net of discount of $9,984 and $11,100, respectively	158,344	157,228
Senior secured convertible notes payable, related party, net of discount of $198,766	1,121,193	-
Asset retirement obligation	918	918
Total liabilities	4,683,169	2,783,218

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 18,824,106 shares issued and outstanding	18,824	18,824
Additional paid-in capital	2,802,634	2,739,634
Accumulated deficit	(5,748,056)	(5,371,918)
Total stockholders' deficit	(2,926,598)	(2,613,460)

Total liabilities and stockholders' deficit	$1,756,571	$169,758

See accompanying notes to the unaudited consolidated financial statements.

Alpha Energy, Inc.
Consolidated Statements of Operations
For the three months ended March 31, 2022 and 2021
(Unaudited)

	March 31, 2022	March 31, 2021

Oil and gas sales	$-	$-

Lease operating expenses	1,876	-
Gross loss	(1,876)	-

Operating expenses:
Professional services	148,688	11,919
Board of director fees	48,000	48,000
General and administrative	149,330	229,503
Gain on settlement of accounts payable	-	(120,250)
Total operating expenses	346,018	169,172
Loss from operations	(347,894)	(169,172)

Other income (expense):
Interest expense	(25,486)	(73,912)
Gain (loss) on change in fair value of derivative liabilities	(2,758)	13,304
Total other income (expense)	(28,244)	(60,608)

Net loss	$(376,138)	$(229,780)

Loss per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic	18,824,106	18,187,900
Diluted	19,256,426	18,336,228

See accompanying notes to the unaudited consolidated financial statements.

Alpha Energy, Inc.
Consolidated Statements of Stockholders' Deficit
For the three months ended March 31, 2022 and 2021
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2021	18,824,106	$18,824	$2,739,634	$(5,371,918)	$(2,613,460)
		.
Stock-based compensation	-	-	63,000	-	63,000

Net loss	-	-	-	(376,138)	(376,138)

Balance, March 31, 2022	18,824,106	$18,824	$2,802,634	$(5,748,056)	$(2,926,598)

Balance, December 31, 2020	18,145,428	$18,145	$2,061,635	$(4,301,180)	$(2,221,400)

Stock issued for settlement of liabilities	90,000	90	89,910	-	90,000

Stock-based compensation	48,000	48	47,952	-	48,000

Net loss	-	-	-	(229,780)	(229,780)
	-
Balance, March 31, 2021	18,283,428	$18,283	$2,199,497	$(4,530,960)	$(2,313,180)

See accompanying notes to the unaudited consolidated financial statements.

Alpha Energy, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2022 and 2021
(Unaudited)

	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net loss	$(376,138)	$(229,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	63,000	48,000
Amortization of debt discount	10,826	2,754
(Gain) loss on change in fair value of derivative liabilities	2,758	(13,304)
Gain on settlement of accounts payable	-	(120,250)
Write off of option contract associated with oil and gas properties	-	85,500
Asset retirement obligation expense	-	19
Default interest added to note payable	-	50,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,250)	25,000
Accounts payable	(18,788)	(2,289)
Accounts payable-related party	(1,336)	32,250
Interest payable	14,660	3,408
Net cash used in operating activities	(306,268)	(118,692)

Cash flows from investing activities:
Acquisition of oil and gas property	(507,814)	-
Deposits for purchase of oil and gas properties	-	(10,000)
Net cash used in investing activities	(507,814)	(10,000)

Cash flows from financing activities:
Advances from related parties, related party	110,235	129,000
Proceeds from senior secured convertible notes payable, related party	499,996	-
Proceeds from unexecuted subscription agreements	1,281,600	-
Net cash provided by financing activities	1,891,831	129,000

Net change in cash and cash equivalents	1,077,749	308

Cash and cash equivalents, at beginning of period	217	-

Cash and cash equivalents, at end of period	$1,077,966	$308

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$17,750
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$-	$13,244
Oil and gas payments made by related party on behalf of the Company	$-	$65,500
Stock issued for settlement of accounts payable	$-	$90,000
Debt discount on senior secured convertible notes payable - related party	$208,476	$-
Advances and other liabilities converted to senior secured convertible notes payable, related party	$819,963	$-

See accompanying notes to the unaudited consolidated financial statements.

ALPHA ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 which are included on the Form 10-K filed on April 4, 2022. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the years ended December 31, 2021, and 2020 have been omitted.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings (Loss) per Share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2022 and 2021, there were 263,992 and 0 shares issuable from the senior secured convertible notes payable and 168,328 and 148,328 shares issuable from the convertible credit line payable which were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss, respectively.

The reconciliation of basic and diluted loss per share is as follows:

	Three months ended
	March 31, 2022	March 31, 2021

Basic net loss	$(376,138)	$(229,780)
Add back: (Gain) loss on change in fair value of derivative liabilities	2,758	(13,304)
Diluted net loss	$(373,380)	$(243,084)

Basic and dilutive shares:
Weighted average basic shares outstanding	18,824,106	18,187,900
Shares issuable from convertible credit line payable	168,328	148,328
Shares issuable from senior secured convertible notes payable	263,992	-
Dilutive shares	19,256,426	18,336,228

Loss per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

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

NOTE 2 – GOING CONCERN

The Company’s interim unaudited consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has minimal cash or other current assets and does not have an established ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – OIL AND GAS PROPERTIES

On  June 30, 2020, the Company entered into an option Agreement with Progressive Well Service, LLC (“Progressive”) to acquire oil and gas assets in Lincoln and Logan Counties in Central Oklahoma. On  March 9, 2022, the Company closed on the acquisition of 34 well bores and related assets under the PSA with cash payments of $507,814. The Company is entitled to receive the proceeds of production from  January 1, 2022 under the terms of the PSA and Progressive is required to operate the properties and transfer ownership and royalty decks to Company following a one-month transition period. Under the PSA we are obligated to make a further payment of three (3%) percent of the net revenue from new wells drilled until Progressive receives an additional $350,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Related Party

The Company received advances from AEI Management, Inc., a Company owned by a significant shareholder, totaling $88,956 and $58,244 during the three months ended  March 31, 2022 and 2021, respectively. The advances are unsecured, non-interest bearing and are payable on demand. During the three months ended March 31, 2022, the Company repaid $10,000 of the advances and converted $413,206 of advances to a senior secured convertible note due February 24, 2024.

The Company received advances from Jay Leaver, President of the Company, totaling $31,280 and $149,500 during the three months ended  March 31, 2022 and 2021, respectively. The advances are unsecured, non-interest bearing and is payable on demand. During the three months ended March 31, 2022, the Company converted $325,580 of advances to a senior secured convertible note due February 24, 2024.

As of  March 31, 2022 and  December 31, 2021, there was $0 and $628,550 of short-term advances due to related parties, respectively.

Accounts Payable and Accrued Expenses - Related Parties

As of March 31, 2022, there was $227,332 of accounts payable related parties which consisted of $203,484 due to Leaverite Exploration, Inc. d/b/a Leaverite Consulting (“Leaverite Exploration”), a corporation wholly-owned by our President, Jay Leaver pursuant to a consulting agreement, $5,558 due to former CFO John Lepin, $12,500 due to Fidare Consulting Group pursuant to a consulting agreement and $5,790 due to Staley Engineering LLC for consulting services

As of December 31, 2021, there was $228,668 of accounts payable related parties which consisted of $203,484 due to Leaverite Exploration, $4,394 due to former CFO John Lepin, $10,000 due Kelloff Oil &Gas, LLC, a limited liability company and $5,790 due to Staley Engineering LLC for consulting services.

Notes Payable - Related Party

On  December 3, 2020, the Company executed a promissory note for $65,000 with the Jay Leaver, our President. The unsecured note matured three years from date of issuance and bore interest at a rate of 5% per annum. As of  December 31, 2021, the note payable had unpaid accrued interest in the amount of $13,003. On  February 23, 2022, the promissory note was amended to a principal amount of $406,750, which includes the original $65,000 plus additional advances of $325,580, and accrued interest of $16,170. An additional $110,235 was advanced during the three months ended March 31, 2022 maturing February 23, 2025. In  February 2022, Mr. Leaver advanced an additional $500,000 to the Company. On  February 25, 2022, Mr. Leaver’s $406,750 promissory note and $500,000 advance were assigned to 20 Shekels, Inc, a corporation wholly-owned by Marshwiggle, LLC, a limited liability company jointly owned by Mr. Leaver and his spouse and on February 25, 2022 the Company issued $906,750 of its secured senior secured convertible notes due February 24, 2024, bearing interest at a rate of 7.25% per annum (the “7.25% Note”) in exchange for the prior obligations. The 7.25% Note is convertible into shares of the Company’s Common Stock at $5.00 per share. See Note 6 - Convertible Credit Line Payable and Senior Securied convertible Notes Payable - Related Party.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of its capital stock, consisting of 10,000,000 shares of preferred stock, par value $0.001 per share, and 65,000,000 shares of common stock, par value $0.001 per share.

The Company compensates each of its directors with 4,000 shares of common stock each month. During the three months ended March 31, 2022, the Company recorded stock compensation of $48,000 for directors which was recorded in additional paid in capital, but has not recorded the share compensation as issued and outstanding as of the date hereof

During the three months ended March 31, 2022, the Company recorded stock compensation in the amount of $15,000 for Kelloff Oil & Gas, LLC.

During the three months ended  March 31, 2022, the Company received cash proceeds of $1,281,600 from investor subscriptions to purchase common stock at a purchase price of $1.00 per share recorded as a current liability.

NOTE 6 – CONVERTIBLE CREDIT LINE PAYABLE AND SENIOR SECURED CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible Credit Line Payable

On  June 1, 2021, the Company entered into a new convertible credit line agreement to borrow up to $1,500,000 and matures on  June 1, 2023. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $4.00. The Company analyzed the conversion option in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company evaluated the new convertible credit line for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt modification as the borrowing capacity under the new credit line is greater than the borrowing capacity under the original credit line. There were no fees paid to the creditor and no unamortized deferred costs on the original credit line. Accordingly, no expense was recognized in connection with the transaction. On  August 8, 2021, the Company received $20,000 in cash proceeds from the credit line. During the three months ended  March 31, 2022, the Company amortized $1,116 of the discount as interest expense. As of  March 31, 2022, and  December 31, 2021, the unamortized discount was $9,984 and $11,100, respectively. The outstanding principal balance on the convertible credit line as of  March 31, 2022 and  December 31, 2021 amounted to $168,328. See discussion of derivative liability in Note 7 – Derivative Liability.

Senior Secured Convertible Notes Payable

On  February 25, 2022, the Company entered into secured senior secured convertible note for the purchase and sale of convertible promissory notes (“Convertible Note”) in the principal amount of $5,000,000. The Senior Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a fixed conversion price of $5.00 per share. Upon conversion of the convertible note into the Company’s common stock, the noteholder would be issued 1,000,000 shares of the Company’s common stock. Interest on the Convertible Note shall be paid to the investors at a rate of 7.25% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note purports to be secured by certain oil and gas leases, lands, minerals and other properties of the Company, subject to prior liens and security interests. See Note 4 – Related Party Transactions. $413,206 from a related party were exchanged for a Convertible Note. Due to the variable conversion price in the convertible credit line, this fixed senior secured convertible note is treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $65,262, which was recorded as a discount on the senior secured convertible notes payable. During the three months ended  March 31, 2022, the Company amortized $3,040 of the discount as interest expense. As of  March 31, 2022, the unamortized discount was $62,222. The outstanding principal balance on the convertible credit line as of  March 31, 2022 amounted to $413,206. See discussion of derivative liability in Note 7 – Derivative Liability.

On  February 25, 2022, Mr. Leaver assigned a $406,750 promissory note and advances of $500,000 to 20 Shekels, an affiliated Company. On the same day, the assigned promissory note and advance totaling $906,750 were transferred into a secured senior secured convertible note. The convertible note bears interest at 7.25% and matures on  February 25, 2024. The note is convertible into shares of the Company at $5.00 per share. Due to the variable convertible credit line, this fixed senior secured convertible note are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $143,214, which was recorded as a discount on the senior secured convertible notes payable. During the three months ended  March 31, 2022, the Company amortized $6,670 of the discount as interest expense. As of  March 31, 2022, the unamortized discount was $136,544. The outstanding principal balance on the convertible credit line as of  March 31, 2022 amounted to $906,753. See discussion of derivative liability in Note 7 – Derivative Liability.

As of  March 31, 2022, the senior secured convertible notes payable balance, net of discount was $1,121,193 with accrued interest of $8,616.

NOTE 7 – DERIVATIVE LIABILITY

As discussed in Note 1, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s financial liabilities, measured at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2022
Liabilities:
Derivative liability	$-	$-	$140,732	$356,275

	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Liabilities:
Derivative liability	$-	$-	$145,041	$145,041

Utilizing Level 3 Inputs, the Company recorded a loss on fair market value adjustments related to convertible credit line payable and senior secured notes payable for the three months ended March 31, 2022 of $2,758. The fair market value adjustments as of March 31, 2022 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00 - $5.00, computed volatility of 300% - 329% and discount rate of 1.63% - 1.72%.

A summary of the activity of the derivative liability is shown below at March 31, 2022:

Balance at December 31, 2021	$145,041
Debt discount on senior secured notes payable	208,476
Loss on change in derivative fair value adjustment	2,758
Balance at March 31, 2022	$356,275

NOTE 8 – SUBSEQUENT EVENT

On April 8, 2022, John Lepin resigned as director, officer and employee of the Company.

Subsequent to March 31, 2022, the Company received cash proceeds of $479,970 from investor subscriptions to purchase common stock at a purchase price of $1.00 per share recorded as a current liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

General Business Development

The Company was formed on September 26, 2013 in the State of Colorado.

Business Strategy

Our strategy is to acquire producing properties that the Company can operate which have proven un-drilled locations available for further development. In the process of identifying drilling prospects, the Company will utilize the expertise of existing management and employ contract engineering firms available to further evaluate the properties.

The company is actively pursuing acquisition of additional properties in Oklahoma, Texas and New Mexico.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $1,102,966 and total current liabilities of $3,402,714.

The Company used $306,268 of cash in operating activities during the three months ended March 31, 2022, compared to $118,692 used in operations during the same period in 2021. Net cash used in operating activities during the three months ended March 31, 2022 was mainly comprised of our $376,138 net loss during the period, adjusted by a non-cash charges of $2,758 for loss on change in fair value of derivative liabilities, stock-based compensation of $63,000, amortization of debt discounts of $10,826 and changes in operating assets and liabilities of $6,714. Net cash used in operating activities during the three months ended March 31, 2021 was mainly comprised of our $229,780 net loss during the period, adjusted by a non-cash charges of $120,250 gain on settlement of accounts payable, $13,304 for gain on change in fair value of derivative liabilities, stock-based compensation of $48,000, amortization of debt discounts of $2,754, write off of option contract associated with oil and gas properties of $85,500, default interest added to note payable of $50,000, asset retirement obligations expense of $19 and changes in operating assets and liabilities of $58,369.

The Company used cash of $507,814 for investing activities during the three months ended March 31, 2022 which consisted of $507,814 for the acquisition of oil and gas property. The Company used cash of $10,000 for investing activities during the three months ended March 31, 2022 related to deposits for oil and gas properties.

The Company generated cash of $1,891,831 from financing activities during the three months ended March 31, 2022 which consisted of $110,235 in proceeds from advances from related parties, $499,996 from senior secured convertible notes payable from related party and $1,281,600 in proceeds from unexecuted subscription agreements. The Company generated cash of $129,000 from financing activities during the three months ended March 31, 2021 which consisted of $129,000 advances from related party.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated no revenues during the three months ended March 31, 2022 and 2021. Total operating expenses were $346,018 during the three months ended March 31, 2022 compared to $169,172 during the same period in 2021. The increase in operating expenses was due to a $136,769 increase in professional fees which were offset by $80,173 decrease in general and administrative expenses and a $120,250 gain on settlement of accounts payable in 2021.

Off-Balance sheet arrangements

As of March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 1 to our audited consolidated financial statements for 2021 appearing in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls

The Company and its subsidiaries maintain an effective system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) that complies with the requirements of the Exchange Act. The Company and its subsidiaries have carried out evaluations of the effectiveness of their disclosure controls and procedures as required by Rule 13a-15 of the Exchange Act.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed below in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial position, or future results of operations. The risks described below in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial position, or future results of operations. There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Item 1, Note 5 and Item 1, Note 6.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
10.1	Contractual Investment Agreement with Jay Leaver for $906,750 of 7.25% Senior Notes dated as of February 25, 2022.
10.2	Contractual Investment Agreement with AEI Management, LLC for $413,206 of 7.25% Senior Notes dated as of February 25, 2022.
31.1	Centification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Centification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Centification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Centification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: July 29, 2022

Alpha Energy, Inc.

By:	/s/ Jay Leaver
Jay Leaver, Principal Executive Officer, Principal Financial Officer