Form 10-Q
period 2022-09-30
ALPHA ENERGY INC
filed 2022-11-21
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022.

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 21, 2022, was 21,612,326.

ITEM 1. FINANCIAL STATEMENTS

Alpha Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$742,087	$217
Joint interest billing receivable	7,940	-
Prepaid assets and other current assets	75,000	23,750
Total current assets	825,027	23,967

Noncurrent assets:
Property and equipment, net	54,378	-
Oil and gas property, unproved, full cost	1,311,003	145,791
Total noncurrent assets	1,365,381	145,791

Total assets	$2,190,408	$169,758

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$186,421	$270,250
Accounts payable and accrued expenses - related parties	203,484	228,668
Interest payable - related parties	83,817	77,563
Advances from related parties	-	628,550
Note payable - related party	-	65,000
Derivative liability	275,120	145,041
Convertible credit line payable – related party, net of discount of $5,705	132,623	-
Convertible note payable	1,210,000	1,210,000
Total current liabilities	2,091,465	2,625,072

Convertible credit line payable – related party, net of discount $11,100	-	157,228
Senior secured convertible notes payable, related party, net of discount of $146,504	1,173,456	-
Asset retirement obligation	918	918
Total liabilities	3,265,839	2,783,218

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 21,612,326 and 18,824,106 shares issued and outstanding, respectively	21,612	18,824
Additional paid-in capital	5,479,066	2,739,634
Accumulated deficit	(6,576,109)	(5,371,918)
Total stockholders' deficit	(1,075,431)	(2,613,460)

Total liabilities and stockholders' deficit	$2,190,408	$169,758

See accompanying notes to the unaudited consolidated financial statements.

Alpha Energy, Inc.
Consolidated Statements of Operations
For the three and nine months ended September 30, 2022 and 2021
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Oil and gas sales	$138,900	$2,369	$144,139	$2,369

Lease operating expenses	229,099	7,303	278,533	7,303
Gross loss	(90,199)	(4,934)	(134,394)	(4,934)

Operating expenses:
Professional services	100,775	22,793	310,468	70,355
Board of director fees	36,000	48,000	120,000	144,000
General and administrative	215,859	173,039	580,453	531,860
Gain on settlement of accounts payable	-	-	-	(120,250)
Total operating expenses	352,634	243,832	1,010,921	625,965
Loss from operations	(442,833)	(248,766)	(1,145,315)	(630,899)

Other income (expense):
Interest expense	(56,871)	(5,219)	(137,273)	(114,806)
Gain (loss) on change in fair value of derivative liabilities	66,186	(19,200)	78,397	(24,299)
Total other income (expense)	9,315	(24,419)	(58,876)	(139,105)

Net loss	$(433,518)	$(273,185)	$(1,204,191)	$(770,004)

Loss per share:
Basic	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted average shares outstanding:
Basic	19,900,856	18,377,318	19,184,342	18,292,604
Diluted	20,303,176	18,377,318	19,586,662	18,292,604

See accompanying notes to the unaudited consolidated financial statements.

Alpha Energy, Inc.
Consolidated Statements of Stockholders' Deficit
For the nine months ended September 30, 2022 and 2021
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2021	18,824,106	$18,824	$2,739,634	$(5,371,918)	$(2,613,460)
		.
Stock-based compensation	-	-	63,000	-	63,000

Net loss	-	-	-	(376,138)	(376,138)

Balance, March 31, 2022	18,824,106	18,824	2,802,634	(5,748,056)	(2,926,598)

Stock-based compensation	-	-	51,000	-	51,000

Net loss	-	-	-	(394,535)	(394,535)

Balance, June 30, 2022	18,824,106	18,824	2,853,634	(6,142,591)	(3,270,133)

Stock issued for cash	2,504,500	2,504	2,501,996	-	2,504,500

Stock-based compensation	283,720	284	123,436	-	123,720

Net loss	-	-	-	(433,518)	(433,518)

Balance, September 30, 2022	21,612,326	$21,612	$5,479,066	$(6,576,109)	$(1,075,431)

Balance, December 31, 2020	18,145,428	$18,145	$2,061,635	$(4,301,180)	$(2,221,400)

Stock issued for settlement of liabilities	90,000	90	89,910	-	90,000

Stock-based compensation	48,000	48	47,952	-	48,000

Net loss	-	-	-	(229,780)	(229,780)
	-
Balance, March 31, 2021	18,283,428	18,283	2,199,497	(4,530,960)	(2,313,180)

Stock issued for cash	5,000	5	4,995	-	5,000

Stock-based compensation	63,000	63	62,937	-	63,000

Net loss	-	-	-	(267,039)	(267,039)
	-
Balance, June 30, 2021	18,351,428	18,351	2,267,429	(4,797,999)	(2,512,219)

Stock-based compensation	63,000	63	62,937	-	63,000

Net loss	-	-	-	(273,185)	(273,185)

Balance, September 30, 2021	18,414,428	$18,414	$2,330,366	$(5,071,184)	$(2,722,404)

See accompanying notes to the unaudited consolidated financial statements.

Alpha Energy, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2022 and 2021 (Unaudited)

	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net loss	$(1,204,191)	$(770,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	922	-
Stock-based compensation	237,720	174,000
Amortization of debt discount	67,368	4,215
(Gain) loss on change in fair value of derivative liabilities	(78,397)	24,299
Gain on settlement of accounts payable	-	(120,250)
Write off of option contract associated with oil and gas properties	-	85,500
Asset retirement obligation expense	-	56
Default interest added to note payable	-	50,000
Changes in operating assets and liabilities:
Accounts receivable	(7,940)	-
Prepaid expenses and other current assets	(51,250)	25,000
Accounts payable	(95,928)	152,778
Accounts payable-related party	(13,085)	60,351
Interest payable	22,427	32,757
Net cash used in operating activities	(1,122,354)	(281,298)

Cash flows from investing activities:
Cash paid for purchase of equipment	(55,300)	-
Acquisition of oil and gas property	(1,165,212)	-
Deposits for purchase of oil and gas properties	-	(60,000)
Net cash used in investing activities	(1,220,512)	(60,000)

Cash flows from financing activities:
Proceeds from advances, related parties	120,236	252,200
Repayment of advances,related parties	(10,000)	-
Proceeds from convertible credit line payable - related party	-	20,000
Payments on convertible credit line payable - related party	(30,000)	-
Proceeds from note payable, related party	-	65,000
Proceeds from senior secured convertible notes payable, related party	500,000	-
Proceeds from the sale of common stock	2,504,500	5,000
Net cash provided by financing activities	3,084,736	342,200

Net change in cash and cash equivalents	741,870	902

Cash and cash equivalents, at beginning of period	217	-

Cash and cash equivalents, at end of period	$742,087	$902

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,596	$27,834
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$-	$17,760
Oil and gas payments made by related party on behalf of the Company	$-	$65,500
Stock issued for settlement of accounts payable	$-	$90,000
Debt discount on senior secured convertible notes payable - related party	$208,476
Advances and other liabilities converted to senior secured convertible notes payable, related party	$819,956	$-
Debt discount from derivative liability	$-	$15,362

See accompanying notes to the unaudited consolidated financial statements.

Alpha Energy, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 which are included on the Form 10-K filed on April 4, 2022. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the years ended December 31, 2021, and 2020 have been omitted.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings (Loss) per Share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2022 and 2021, there were 263,992 and 0 shares issuable from the senior secured convertible notes payable and 168,328 shares issuable from the convertible credit line payable which were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss, respectively.

The reconciliation of basic and diluted loss per share is as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Basic net loss	$(433,518)	$(273,185)	$(1,204,191)	$(770,004)
Add back: (Gain) loss on change in fair value of derivative liabilities	(66,186)	19,200	(78,397)	24,299
Add back: Convertible debt interest	24,121	-	56,596	-
Diluted net loss	$(475,583)	$(253,985)	$(1,225,992)	$(745,705)

Basic and dilutive shares:
Weighted average basic shares outstanding	19,900,856	18,377,318	19,184,342	18,292,604
Shares issuable from convertible credit line payable	138,328	-	138,328	-
Shares issuable from senior secured convertible notes payable	263,992	-	263,992	-
Dilutive shares	20,303,176	18,377,318	19,586,662	18,292,604

Loss per share:
Basic	$(0.02)	$(0.01)	$(0.06)	$(0.04)
Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

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

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement through March 4, 2022. On March 1, 2022, the Company entered into an extension agreement with Chicorica to extend the Closing through August 5, 2022. In return, the Company must pay $30,000 by April 1, 2022, $35,000 by July 8, 2022 and $30,000 by August 5, 2022. During the nine months ended September 30, 2022, the Company paid $30,000 related to the extension agreement.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Related Party

The Company received advances from AEI Management, Inc., a Company owned by a significant shareholder, totaling $88,956 and $185,860 during the nine months ended September 30, 2022 and 2021, respectively. The advances are unsecured, non-interest bearing and are payable on demand. During the nine months ended September 30, 2022, the Company repaid $10,000 of the advances and converted $413,206 of advances to a senior secured convertible note due February 24, 2024.

The Company received advances from Jay Leaver, President of the Company, totaling $31,280 and $149,600 during the nine months ended September 30, 2022 and 2021, respectively. The advances are unsecured, non-interest bearing and is payable on demand. During the nine months ended September 30, 2022, the Company converted $325,580 of advances to a senior secured convertible note due February 24, 2024.

As of September 30, 2022 and December 31, 2021, there was $0 and $628,550 of short-term advances due to related parties, respectively.

Accounts Payable and Accrued Expenses - Related Parties

As of September 30, 2022, there was $203,484 of accounts payable related parties which consisted of $203,484 due to Leaverite Exploration, Inc. d/b/a Leaverite Consulting (“Leaverite Exploration”), a corporation wholly-owned by our President, Jay Leaver pursuant to a consulting agreement.

As of December 31, 2021, there was $228,668 of accounts payable related parties which consisted of $203,484 due to Leaverite Exploration, $4,394 due to former CFO John Lepin, $10,000 due Kelloff Oil &Gas, LLC, a limited liability company and $5,790 due to Staley Engineering LLC for consulting services.

Notes Payable - Related Party

On December 3, 2020, the Company executed a promissory note for $65,000 with Jay Leaver, our President. The unsecured note matured three years from date of issuance and bore interest at a rate of 5% per annum. As of December 31, 2021, the note payable had unpaid accrued interest in the amount of $13,003. On February 23, 2022, the promissory note was amended to a principal amount of $406,750, which includes the original $65,000 plus additional advances of $325,580, and accrued interest of $16,170. An additional $110,235 was advanced during the nine months ended September 30, 2022 maturing February 23, 2025. In February 2022, Mr. Leaver advanced an additional $500,000 to the Company. On February 25, 2022, Mr. Leaver’s $406,750 promissory note and $500,000 advance were assigned to 20 Shekels, Inc, a corporation wholly-owned by Marshwiggle, LLC, a limited liability company jointly owned by Mr. Leaver and his spouse and on February 25, 2022 the Company issued $906,750 of its secured senior secured convertible notes due February 24, 2024, bearing interest at a rate of 7.25% per annum (the “7.25% Note”) in exchange for the prior obligations. The 7.25% Note is convertible into shares of the Company’s Common Stock at $5.00 per share. See Note 7 – Senior Secured Convertible Notes Payable.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of its capital stock, consisting of 10,000,000 shares of preferred stock, par value $0.001 per share, and 65,000,000 shares of common stock, par value $0.001 per share.

The Company compensates each of its directors with 4,000 shares of common stock each month. During the nine months ended September 30, 2022, the Company recorded stock compensation of $120,000 and issued 108,000 shares of common stock to directors.

During the nine months ended September 30, 2022, the Company recorded stock compensation in the amount of $78,720 and issued 78,720 shares of common stock to Kelloff Oil & Gas, LLC. In addition, the Company recorded stock compensation in the amount of $29,000 issued 37,000 shares of common stock for services provided during the nine months ended September 30, 2022.

On September 2, 2022, the Company entered into a six-month agreement with a consultant that includes the issuance of 60,000 common shares. During the nine months ended September 30, 2022, the Company issued 60,000 common shares and recorded $10,000 of expense. As of September 30, 2022, there was $50,000 of unrecognized expense related to this agreement. The Company will recognize the remaining expense over the service period.

During the nine months ended September 30, 2022, the Company issued 2,504,500 shares of common stock and received cash proceeds of $2,504,500.

NOTE 6 – CONVERTIBLE CREDIT LINE PAYABLE AND SENIOR SECURED CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible Credit Line Payable

On June 1, 2021, the Company entered into a new convertible credit line agreement to borrow up to $1,500,000 and matures on June 1, 2023. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $4.00. The Company analyzed the conversion option in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company evaluated the new convertible credit line for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt modification as the borrowing capacity under the new credit line is greater than the borrowing capacity under the original credit line. There were no fees paid to the creditor and no unamortized deferred costs on the original credit line. Accordingly, no expense was recognized in connection with the transaction. On August 8, 2021, the Company received $20,000 in cash proceeds from the credit line. During the nine months ended September 30, 2022, the Company amortized $5,395 of the discount as interest expense. As of September 30, 2022, and December 31, 2021, the unamortized discount was $5,705 and $11,100, respectively. During the nine months ended September 30, 2022, the Company repaid $30,000 of principal on the convertible credit line. The outstanding principal balance on the convertible credit line as of September 30, 2022 and December 31, 2021 amounted to $138,328. See discussion of derivative liability in Note 8 – Derivative Liability.

Senior Secured Convertible Notes Payable

On February 25, 2022, the Company entered into secured senior secured convertible note for the purchase and sale of convertible promissory notes (“Convertible Note”) in the principal amount of $5,000,000. The Senior Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a fixed conversion price of $5.00 per share. Upon conversion of the convertible note into the Company’s common stock, the noteholder would be issued 1,000,000 shares of the Company’s common stock. Interest on the Convertible Note shall be paid to the investors at a rate of 7.25% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note purports to be secured by certain oil and gas leases, lands, minerals and other properties of the Company, subject to prior liens and security interests. See Note 4 – Related Party Transactions. $413,206 from a related party were exchanged for a Convertible Note. Due to the variable conversion price in the convertible credit line, this fixed senior secured convertible note is treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $65,262, which was recorded as a discount on the senior secured convertible notes payable. During the nine months ended September 30, 2022, the Company amortized $19,401 of the discount as interest expense. As of September 30, 2022, the unamortized discount was $45,862. The outstanding principal balance on the convertible credit line as of September 30, 2022 amounted to $413,206. See discussion of derivative liability in Note 8 – Derivative Liability.

On February 25, 2022, Mr. Leaver assigned a $406,750 promissory note and advances of $500,000 to 20 Shekels, an affiliated Company. On the same day, the assigned promissory note and advance totaling $906,750 were transferred into a secured senior secured convertible note. The convertible note bears interest at 7.25% and matures on February 25, 2024. The note is convertible into shares of the Company at $5.00 per share. Due to the variable convertible credit line, this fixed senior secured convertible note are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $143,214, which was recorded as a discount on the senior secured convertible notes payable. During the nine months ended September 30, 2022, the Company amortized $42,572 of the discount as interest expense. As of September 30, 2022, the unamortized discount was $100,642. The outstanding principal balance on the convertible credit line as of September 30, 2022 amounted to $906,754. See discussion of derivative liability in Note 8 – Derivative Liability.

As of September 30, 2022, the senior secured convertible notes payable balance, net of discount was $1,173,456 with accrued interest of $8,878.

NOTE 7 – DERIVATIVE LIABILITY

As discussed in Note 1, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s financial liabilities, measured at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2022
Liabilities:
Derivative liability	$-	$-	$275,120	$275,120

	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Liabilities:
Derivative liability	$-	$-	$145,041	$145,041

Utilizing Level 3 Inputs, the Company recorded a gain on fair market value adjustments related to convertible credit line payable and senior secured notes payable for the nine months ended September 30, 2022 of $78,397. The fair market value adjustments as of September 30, 2022 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00 - $5.00, computed volatility of 180% - 261% and discount rate of 3.92% - 4.05.

A summary of the activity of the derivative liability is shown below at September 30, 2022:

Balance at December 31, 2021	$145,041
Debt discount on senior secured notes payable	208,476
Gain on change in derivative fair value adjustment	(78,397)
Balance at September 30, 2022	$275,120

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company paid $138,328 in principal and $52,038 of accrued interest on the convertible credit line. As of November 18, 2022, the convertible credit line was paid in full.

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

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $2,190,408 and total current liabilities of $2,091,465.

The Company used $1,122,354 of cash in operating activities during the nine months ended September 30, 2022, compared to $281,298 used in operations during the same period in 2021. Net cash used in operating activities during the nine months ended September 30, 2022 was mainly comprised of our $1,204,191 net loss during the period, adjusted by a non-cash charges of $78,397 for gain on change in fair value of derivative liabilities, stock-based compensation of $237,720, amortization of debt discounts of $67,368 and changes in operating assets and liabilities of $145,776. Net cash used in operating activities during the nine months ended September 30, 2021 was mainly comprised of our $770,004 net loss during the period, adjusted by a non-cash charges of $120,250 gain on settlement of accounts payable, $24,299 for loss on change in fair value of derivative liabilities, stock-based compensation of $174,000, amortization of debt discounts of $4,215, write off of option contract associated with oil and gas properties of $85,500, default interest added to note payable of $50,000, asset retirement obligations expense of $56 and changes in operating assets and liabilities of $270,886.

The Company used cash of $1,220,512 for investing activities during the nine months ended September 30, 2022 which consisted of $1,165,212 for the acquisition of oil and gas property and cash paid for purchase of equipment of $55,300. The Company used cash of $60,000 for investing activities during the nine months ended September 30, 2021 related to deposits for oil and gas properties.

The Company generated cash of $3,084,736 from financing activities during the nine months ended September 30, 2022 which consisted of $120,236 in proceeds from advances, related party, $500,000 from senior secured convertible notes payable from related party and $2,504,500 in proceeds from the sale of common stock, which were offset by repayments on the convertible credit line of $30,000 and $10,000 repayments of advances, related party. The Company generated cash of $342,200 from financing activities during the nine months ended September 30, 2021 which consisted of $252,200 advances, related party, $65,00 of proceeds from note payable, related party, $20,000 in proceeds from convertible credit line payable, related party and $5,000 in proceeds from the sale of common stock.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenue of $138,900 and $2,369 during the three months ended September 30, 2022 and 2021, respectively. Lease operating expenses were $229,099 and $7,303 during the three months ended September 30, 2022 and 2021, respectively. The increase in oil and gas sales and lease operating expenses was due to an increase in Alpha Energy Texas operations. Total operating expenses were $352,634 during the three months ended September 30, 2022 compared to $243,832 during the same period in 2021. The increase in operating expenses was due to a $77,982 increase in professional fees and $42,820 increase in general and administrative expenses which were offset by $12,000 decrease in board of director fees.

We generated revenues of $144,139 and $2,369 during the nine months ended September 30, 2022 and 2021. Lease operating expenses were $278,533 and $7,303 during the nine months ended September 30, 2022 and 2021, respectively. The increase in oil and gas sales and lease operating expenses was due to an increase in Alpha Energy Texas operations. Total operating expenses were $1,010,921 during the nine months ended September 30, 2022 compared to $625,965 during the same period in 2021. The increase in operating expenses was due to a $240,113 increase in professional fees and $48,593 increase in general administrative expenses which were offset by $24,000 decrease in board of director fees and a $120,250 gain on settlement of accounts payable in 2021.

Off-Balance sheet arrangements

As of September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Item 1, Note 5 and Item 1, Note 6.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
10.1	Revolving Credit Note
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 21, 2022

Alpha Energy, Inc.

By:	/s/ Jay Leaver
Jay Leaver, Principal Executive Officer, Principal Financial Officer