Form 10-K
period 2022-12-31
ALPHA ENERGY INC
filed 2023-04-17
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197642

ALPHA ENERGY, INC.

(Exact name of registrant as specified in its charter)

Colorado	90-1020566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No

14143 Denver West Parkway, Suite 100, Golden, CO	80401025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 800-819-0604

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

Yes ☒ No ☐

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

Yes ☐ No ☒

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,867,000.

The number of shares of Common Stock, $0.001 par value, outstanding on April 17, 2023 was 21,653,326 shares.

ALPHA ENERGY, INC.

FOR THE FISCAL YEARS ENDED

DECEMBER 31, 2022 AND 2021

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

Unless specifically set forth to the contrary, when used in this Report the terms “Alpha,” "we", "our", the "Company" and similar terms refer to Alpha Energy, Inc., a Colorado corporation. In addition, when used herein and unless specifically set forth to the contrary, “2022” refers to the year ended December 31, 2022, “2021” refers to the year ended December 31, 2021.

PART I

ITEM 1. BUSINESS.

Overview

Alpha Energy, Inc. (“our”, “we”, the Company) was incorporated in September 26, 2013 in the State of Colorado for the purpose of purchasing, developing and operating oil and natural gas leases.

On February 23, 2018, the Company formed a wholly owned subsidiary, Alpha Energy Texas Operating, LLC (“AETO”). The business of AETO is to maximize production and cash flow from our properties and use that cash flow to explore, develop, exploit and acquire oil and natural gas properties across Texas, Oklahoma and New Mexico. AETO is bonded and insured as an operator in the State of Oklahoma.

On March 9, 2022, we closed on the acquisition of working interests and net revenue interests in leases located in Logan County, Oklahoma, with 34 well bores and related assets, production equipment (tank batteries, pumping units, pipelines) and related assets under a Purchase and Sale Agreement with Progressiveentered on February 17, 2022, located in Logan County, Oklahoma. A working capital interest represents the percentage of costs that we are obligated to pay and net revenue interest represents the percentage of revenue that we will earn from production. In most cases we are responsible for 100% of the working interest and are entitled to receive between 75% and 78% of the production revenue from the Logan Project, with the remainder going to the lessor as an overriding royalty interest per standard oil and natural gas lease terms in this area. Under the Purchase and Sale Agreement, we are entitled to receive the proceeds of production from January 1, 2022 and Progressive was required to operate the properties and transfer ownership and royalty decks to Company following a one-month transition period. Under the Purchase and Sale Agreement, the Company made an additional cash payment to Progressive of $490,000.00 after giving effect to $110,000.00 previously paid in option extension payments under the Option Agreement. The Company is also obligated under the Purchase and Sale Agreement to make a further payment of 3% percent of the net revenue from new wells drilled until Progressive receives an additional $350,000, of which $0 has been paid as of December 31, 2022.

The well bores acquired consist of developed and undeveloped proven production on the Cherokee Uplift in Central Oklahoma. AETO is listed as Operator of 31 of the original 34 wellbores acquired under the terms of the Purchase and Sale Agreement. Two of the 31 wells are on the state’s “Plug or Produce” list, which are wells that are not currently active and which the state has demanded either be put into production or responsibly plugged and abandoned in accordance with applicable regulation. We have reviewed these two wells and have informed the state we will plug them in the first quarter of 2023. Five wells were producing upon acquisition of the Project. We have attempted to restart an additional ten wells so far, with five being successful and five producing uneconomic volumes of water for a total of ten wells currently producing. We have added perforations in the primary producing horizon (Mississippian Lime) in three wells and may attempt hydraulic fracture treatment on one or more of them. We attempted new perforations targeting two behind-pipe zones in one well but were not able to establish production from either zone. We have other behind pipe opportunities (which are zones in a well bore that data indicate should produce hydrocarbons but which have not yet been tested) for which we have applied for necessary Location Exceptions per regulatory requirements and we intend to exploit those opportunities upon approval. We have conducted a preliminary geologic overview of the available data for the remaining wells and identified possible behind pipe opportunities. We have engaged qualified reservoir engineers and are in the process of examining best practices and economics of accessing these zones. We intend to attempt several more recompletions in the second through fourth quarters of 2023. This will include hydraulic stimulation of existing perforations in the Mississippian Lime. Wells that are not currently producing and do not appear to be good candidates for recompletion will need to be plugged and abandoned. We anticipate being able to make such decisions by the end of 2023.

To modernize operations, we have enlisted the services of an environmental engineer to ensure that the Company has a proper Spill Prevention, Containment, and Control plan (“SPCC”) in place for each of our facilities. We have begun the process of meeting their recommendations. We are researching converting two  of our existing wells for saltwater disposal. This may permit us to operate wells that are currently uneconomic because we currently truck the produced wastewater off site for disposal in commercial facilities. A significant amount of saltwater is produced along with oil and natural gas and current methods of disposal are costly.  We also are researching a pipeline system to reduce the number of water trucks visiting the well sites every week and examining the economics of converting our active pumping units to electrical pumps. This would enable us to sell more natural gas (some of which is currently used to run the pumping equipment) and reduce the workload on our pumper personnel because we could control well production remotely.

Oil and natural gas leases provide the Company the ability to produce oil and natural gas on its production sites.  The leases customarily are for a term of three years and as long thereafter as oil and natural gas is produced; and provide for continuing royalty payments of between 1/8% – 1/4%.  The Company believes it possesses appropriate rights under all leases for its current production, however lease defects or disputes may exist or arise in the future which could result in costs to the Company to rectify or result in the Company incurring additional payments to lessors. Due to the fractionalization of the mineral interests under our leases that allow for operations and the necessity of acquiring the lease rights from hundreds of said mineral owners, we believe that no one lease is material to our strategy.

Impact of COVID-19 Pandemic

Over the past two years the impact of COVID-19 has had adverse effects on our business by slowing down our ability to work with third parties. We have witnessed supply chain related delays and increasing costs due to pandemic related inflation.  It is difficult to predict what other adverse effects, if any, COVID-19 and related matters can have on our business, or against the various aspects of same.

The COVID-19 pandemic could further negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers, contractors or suppliers. In addition, the ability of our employees, contractors and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of prevention and control measures, which may significantly hamper our production throughout the supply chain and constrict sales channels.

It is difficult to isolate the impact of the pandemic on our business, results of operations, financial condition and our future strategic plans.

We may experience long-term disruptions to our operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic and the presence of new variants of COVID-19; and closures of businesses or facilities critical to our business or supply chains. We are actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

For a further discussion of the impact of the COVID-19 pandemic on our business, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 Pandemic”.

Our Strategy

Our long-term business strategy is:

•Pursuing accretive, opportunistic acquisitions that meet our strategic and financial objectives. We believe that there is currently a window of opportunity for us to acquire Proved Developed Producing “(PDP”) heavy assets (wells that have been drilled and equipped and are producing marketable hydrocarbons) that also possess sizable undeveloped acreage positions from distressed and/or motivated sellers at an attractive discount to PDP PV-10 valuations. PV-10 is a metric of the time value of money commonly used in oil industry transactions. It represents the net present value of an expected cash flow, discounted at 10% (i.e., the equivalent cash right now that would equal the value of the contemplated cash flow compared to a generic investment earning 10%). Generally, a positive PV-10 may be worth pursuing, while a negative PV-10 is not. Consequently, we currently intend to focus our growth efforts on identifying, evaluating and pursuing the acquisition of such oil and natural gas properties in areas where we currently have a presence and/or specific operating expertise that will position us to enhance our expected acquisition returns through leveraging our operational experience and expertise in order to provide productivity and cost improvements, and where appropriate, increase reserves through development drilling. We may acquire individual properties or private or publicly traded companies, in each case for cash, common stock, preferred stock or a combination thereof. We believe that the historical low commodity pricing environment, and very limited sources of debt and/or equity capital available to our industry, provides significant reserve and cash flow growth opportunities for us.

•Enhancing our existing portfolio by dedicating the majority of our drilling capital to our existing portfolio of oil and liquids-rich opportunities. A key element of our long-term strategy is to continue to develop the oil and natural gas liquids resource potential that we believe exist in numerous formations and to expand our presence in those areas. At this time, we have secured the rights to one development property in the Cherokee uplift, a well-known area with existing equipment and infrastructure and are in the process of modernizing their operations for current revenue generation. In response to the current opportunity to be an asset consolidator in the industry, we plan to limit near-term drilling capital for the foreseeable future to that necessary to fulfill leasehold commitments, preserve core acreage, and where the opportunity exists, to drill where we can add production and cash flow at attractive rates of return. We will, however, continue to evaluate high quality drilling opportunities that have the potential to add significant reserves and cash flow to our portfolio at low finding and development cost, thereby providing returns superior to those generated in the currently active unconventional resource plays. Discuss intended modernization steps and recompletions and reworks.

Our strategy is to acquire and develop additional properties we can restart, rework, and/or recomplete through cash and/or equity transactions. Our strategy is to acquire and develop additional producing properties in the vicinity of the Cherokee Uplift similar to our existing Logan Project that we can restart, rework, recomplete, and which have proven un-drilled potential to produce oil and natural gas. In this manner, our strategy involves acquiring existing infrastructure from historic operations. Deployment of current modern technology to enhance recompletions and drilling in previously undeveloped or underdeveloped areas is part of our strategy to enhance the value of acquired properties.

Production and Reserve Overview

The Company engaged Liquid Gold Technologies, Inc. (“LGT") to evaluate and deliver a Certified SEC Reserves and Valuation Report of the Logan Project. On April 8, 2023, but dated March 27, 2023 and effective January 1, 2023, LGT delivered the report (the “03-23 Report”). LGT utilized publicly available data and data provided by the Company.

According to the LGT Report, the project contains proven net reserves (including producing and non-producing) of 455,670 mcf of gas and 70,800 barrels of oil/condensate with an SEC PV-10 of $5,042,020 based on trailing twelve-month commodity prices of $90.57/bbl oil and $6.344/mbtu natural gas. In addition, the Logan Project contained additional probable net reserves (all non-producing or undeveloped) of 4,645,290 mcf of gas and 1,429,780 barrels of oil/condensate with an additional SEC PV-10 of $73,014,000. Total PV-10% Proved plus Probable using SEC approved pricing parameters was $78,056,020.

After closing of the Logan Project on March 9.2022, it was determined that Seller could not deliver the full list of leases listed in the Purchase and Sale Agreement. A few months thereafter, the Company engaged LGT to provide an updated report based on the actual leases in hand after Closing and better information supplied by the Company on well production in the year prior to Closing. On July 27, 2022, but effective July 1, 2022, LGT delivered the report (the “07-22 Report”).

According to the 07-22 Report, the Logan Project contained total PV-10% Proved plus Probable using SEC approved pricing parameters of $37,636,590. In contrast, the PV-10% Proved plus Probable valuation of the 03-23 Report ($78,056,020) is over twice that of the earlier 07-22 Report. This increase is attributable to (i) an aggressive leasing program by the Company to secure lands that had been part of the original sales package but which Seller was ultimately unable to deliver per the terms of the Purchase and Sale Agreement, (ii) a better price regime in the six months following the 07-22 Report, and (iii) identification of additional Behind Pipe productive zones, although the increase attributable to Behind Pipe zones is partly offset by a more pessimistic assessment of expected production from currently active wells.

The Company sells oil and natural gas on the spot market. It does not have a contractual price nor any delivery commitments. The Company does not have any hedges currently in place. It will explore these and other options for selling its product once volumes have increased.

The Company uses Liquid Gold Technologies Corporation (“LGT”) for annual reserve estimates according to SEC guidelines. LGT is certified to perform such estimates. The Company uses their reports as a guide for size and timing of planned expenditures. It should be noted on the most recent report that the size of the reserves is largely determined by yet-to-be-drilled horizontal wells in the Woodford Shale. The upside potential provided by the Woodford opportunity drove the decision to purchase this project, rather than the known low, late-stage production from the existing wells.

Geological and geophysical

We may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising drilling sites within our leases. Drilling fresh wells without guidance of seismic may risk drilling into an unknown fault zone and potentially losing the well in the event circulation is lost and cannot be restored. 3D seismic is especially important for guiding laterals of a horizontal drilling program: without seismic guidance, there is an increased risk of either running into a fault or simply straying out of the optimal pay zone, resulting in a sub-par or possibly sub-economic well. Additionally, advanced geostatistical techniques enable 3D seismic and modern downhole logs to be used to more accurately map reservoirs and reservoir compartments. The Company is reviewing the cost of 3D seismic, both in terms of dollars and time, to determine whether it is prudent to acquire a survey prior to drilling up to eight horizontal Woodford laterals. With the relatively small acreage block in the Logan Project, we may not be able to permit a large enough survey to acquire good data.

Geological interpretation is based upon data recovered from existing oil and natural gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves.

Market for Oil and Gas Production

The market for oil and natural gas production is regulated by both the state and federal governments. Although the overall market is mature, producers are able to market their oil and natural gas through negotiations with purchasers in the area . The purchasers in the area will purchase all crude oil offered for sale at posted field prices, subject to adjustments for quality differences, volume incentives and other variances. The price adjustments for quality differences are based on the benchmark which is Saudi Arabian light crude oil on which Organization of the Petroleum Exporting Countries (“OPEC”) price changes have been based. Quality variances from benchmark crude may result in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick up the oil at the well site. In some instances, there may be deductions for transportation from the well head to the sales point. At this time, the majority of crude oil purchasers do not charge transportation fees unless the well is outside their service area. The purchaser or oil gatherer will sometimes handle check disbursements to both the working interest and royalty owners. If the purchasers will not handle the check disbursements (as is the case at the Logan Project), we will have to do so or contract with a third party to handle the payments and processing, we are a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and overriding royalty owners receive a percentage of gross oil production from a well and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we will be paying the expenses for the oil and natural gas revenues paid to the royalty and overriding royalty interests. This is standard procedure in the industry.

Gas sales are made by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month's sales. The operator is usually responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Price will fluctuate with the seasons and the general market conditions. As our production levels grow, we intend to enter into price risk management financial instruments (derivatives) to reduce our exposure to short-term fluctuations in the price of natural gas and oil and to protect our return on investments. The derivative contracts apply only to a portion of our natural gas and oil production, provide only partial price protection against declines in natural gas and oil prices and may limit the benefit of future increases in natural gas and oil prices. We do not anticipate any significant change in the manner production is purchased; however, no assurance can be given at this time that such changes will not occur.

The Company, through its wholly-owned subsidiary, AETO, is a party to a Crude Oil Purchase Agreement with Energy Transfer Crude Marketing LLC, or ETC, dated June 7, 2022, pursuant to which the Company sells to ETC all crude oil produced from the Logan Project. The price for the crude oil based on the weighted average price of West Texas Intermediate crude for the trade month, and valued in the trade as Sunoco OK SW crude. The term of the agreement is month-to-month and may be terminated by either party upon 30 days advance written notice.

The Company is a party to a Gathering and Processing Agreement with ETC Pipeline, Ltd., dated August 1, 2022, pursuant to which ETC Pipeline LTD provides certain gathering, processing and related services with respect to gas produced by the Company. The agreement provides that the fees for such services will be set forth in a transaction confirmation to be entered into with respect to the provision of specific services. The term of the Agreement is month-to-month and may be terminated by either party upon 60 days advance written notice.

Seasonality

Winter weather conditions and lease stipulations can limit or temporarily halt the drilling and producing activities of our operating partners and other oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt the operations of our operating partners and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operating partners’ operations.

Insurance

We maintain insurance coverage at levels and on terms and conditions that we believe to be customary in the oil and natural gas industry. We maintain coverage for commercial general, automobile, and umbrella insurance up to $3,000,000 and for well control, $5,000,000.

Competition

The oil and natural gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore have greater leverage in acquiring prospects, hiring personnel and marketing oil and natural gas. In addition, larger companies operating in the same area may be willing or able to offer oil and natural gas at a lower price.

We compete in Oklahoma with over 500 independent companies and approximately 40 significant independent operators including Marathon Oil, Devon Energy, Pioneer Natural Resources, and Mewbourne Oil Company in addition to over 450 smaller operations with no single producer dominating the area. Major operators such as ExxonMobil, Shell Oil, ConocoPhillips, and others that are considered major players in the oil and natural gas industry retain significant interests in Oklahoma.

We believe that we can successfully compete against other independent companies by utilizing the expertise of our staff and consultants familiar with the structures to be developed, maintaining low corporate overhead and otherwise efficiently developing current lease interests.

Government Regulation

The production and sale of oil and natural gas is subject to regulation by state, federal and local authorities. There are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and natural gas, and adjust allowable rates with respect thereto.

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

Transportation and Sale

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

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present. In addition, Federal regulation to improve the safety of existing pipeline infrastructure by replacement could increase the cost of interstate transportation. FERC’s 2022 review of its policies relating to natural gas pipeline infrastructure could ultimately increase the cost of approving new interstate capacity or delay new interstate capacity being constructed. These changes affect the economics of natural gas production, transportation and sales. FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to FERC's jurisdiction. The most notable of these are natural gas transmission companies.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete. FERC does not regulate the construction of oil and natural gas liquids pipeline facilities, which is left to the states.

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

Climate Change

Significant studies and research have been devoted to climate change, and climate change has developed into a major political issue in the United States and globally.  Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment.  Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

In the United States, no comprehensive federal climate change legislation has been implemented to date but the current administration has indicated willingness to pursue new climate change legislation, executive actions or other regulatory initiatives to limit greenhouse gas (“GHG”) emissions. These include rejoining the Paris Agreement treaty on climate change, several executive orders to address climate change, the U.S. Methane Emissions Reduction Action Plan, and a commitment to cut greenhouse gas emissions 50-52 percent of 2005 levels by 2030. Further, legislative and regulatory initiatives are underway to that purpose. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the CAA definition of an “air pollutant.” Recent litigation has held that if a source was subject to Prevention of Significant Deterioration (“PSD”) or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so.  As a result, a source may still have to control GHG emissions if it is an otherwise regulated source.

In 2014, Colorado was the first state in the nation to adopt rules to control methane emissions from oil and natural gas facilities. In 2016, the EPA revised and expanded NSPS to include final rules to curb emissions of methane, a greenhouse gas, from new, reconstructed and modified oil and natural gas sources. Previously, already existing NSPS regulated VOCs, and controlling VOCs also had the effect of controlling methane, because natural gas leaks emit both compounds. However, by explicitly regulating methane as a separate air pollutant, the 2016 regulations were a statutory predicate to propose regulating emissions from existing oil and natural gas facilities. In September 2020, EPA made technical and policy changes to the methane rules that limited the scope of the rules. In 2021, President Biden issued Executive Order 13990, Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. In furtherance of this EO, EPA on November 2, 2021 proposed rules to regulate methane emissions from the oil and natural gas industry, including, for the first time, reductions from certain upstream and midstream existing oil and natural gas sources. These regulations also expanded controls to reduce methane emissions, such as enhancement of leak detection and repair provisions. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and the Department of Interior continue to focus on regulatory initiatives to control methane emissions from upstream and midstream equipment. To the extent that these regulations or initiatives remain in place and to the extent that our third-party operating partners are required to further control methane emissions, such controls could impact our business.

In addition, our third-party operating partners are required to report their GHG emissions under CAA rules.  Because regulation of GHG emissions continues to evolve, further regulatory, legislative and judicial developments are likely to occur.  Such developments may affect how these GHG initiatives will impact us.  Moreover, while the U.S. Supreme Court held in its 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the CAA, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law. There thus remains some litigation risk for such claims.  Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.  To the extent that our products are competing with higher GHG emitting energy sources, our products would become more desirable in the market with more stringent limitations on GHG emissions.  To the extent that our products are competing with lower GHG emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on GHG emissions.  We cannot predict with any certainty at this time how these possibilities may affect our operations.

The majority of scientific studies on climate change suggest that extreme weather conditions and other risks may occur in the future in the areas where we operate, although the scientific studies are not unanimous.  Although operators may take steps to mitigate any such risks, no assurance can be given that they will not have a material adverse effect on our business.

Employees

As of December 31, 2022, we have three contractors, Jay Leaver, our President, Lacie Kellogg, our CFO, Jeffrey Wright, a contract field operations officer, and zero employees.

Company's Office

Our principal executive office is located at 14143 Denver West Parkway, Suite 100, Golden, CO 80401, where we rent a virtual office from an unrelated third party, on a month-to-month basis, for a nominal amount. The services provided include telephone answering, mail receipt, and paid access to conference rooms. We do not believe that we will need to maintain a physical office at any time in the foreseeable future in order to carry out our plan of operations described herein.

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

Risks Related To Our Common Stock

We may not be successful in producing oil or natural gas from some of our wells.

Ten of our 34 wells are currently producing oil or natural gas. We recently attempted to restart six additional wells but had to shut in five due to uneconomic volumes of water and the sixth did not yield any product. It is unlikely that many of the remaining 18 wells could be economically re-started in the existing completion zones which, as used herein, refers to the Mississippian Lime Formation. Though some of these wells may be candidates for recompletion in alternate zones or depths, we may ultimately need to plug and abandon these wells which could have a material adverse effect on our business, financial condition and operating results.

Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain and include properties with which we do not have a long operational history. In connection with the assessments, we intend to perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of a property. We may be required to assume the risk of the physical condition of properties in addition to the risk that they may not perform in accordance with our expectations. If properties we acquire do not produce as projected or have liabilities, we were unable to identify, we could experience a decline in our reserves and production, which could adversely affect our business, financial condition and results of operations.

We are currently producing a limited amount of oil and natural gas.

We produced a limited amount of oil and natural gas in 2022. Through December 31, 2022 and thereafter, our production was not sufficient to cover our operating expenses, although the production was adequate to cover a majority of our well bore field operations.

We have not completed a detailed geological/geophysical interpretation.

We are currently examining the costs and benefits of conducting a high-quality 3D seismic survey over the field as well as at least one full suite of modern logs because the detailed historical well for the Logan Project (files typically kept by the operator) were lost. Without such data, we are relying on the available logs and completion information available for the state. As a result of using this limited data set, we are more likely to attempt recompleting zones that end up being uneconomic which could have a material adverse effect on our business, financial condition and operating results.

We may utilize detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising sites within our leases. Seeking fresh wells without guidance of seismic may risk incursion into an unknown fault zone and potentially losing the well in the event circulation is lost and cannot be restored. 3D seismic is especially important for guiding laterals of a horizontal drilling program: without seismic guidance, there is an increased risk of either running into a fault or simply straying out of the optimal pay zone, resulting in a sub-par or possibly sub-economic well. Additionally, advanced geostatistical techniques enable 3D seismic and modern downhole logs to be used to more accurately map reservoirs and reservoir compartments. With the relatively small acreage block in the Logan Project, we may not be able to permit a large enough survey to acquire reliable data.

We do not currently have any price hedges or other derivatives in place.

We do not currently have any price hedges or other derivatives in place with respect to commodity prices and do not intend to engage in such activities in the near future. As a result, our financial condition and operating results could be adversely affected by fluctuations in commodity prices.

We conduct our own field operations.

We currently conduct all of our field operations through our wholly-owned subsidiary, Alpha Energy Texas Operating, LLC (“AETO”). Although we have a limited history of performing such operations, we believe we can perform these activities less expensively than using a third-party operator. In the event AETO cannot continue as operator (for instance, as a result of an accident or it loses its bond or insurance), then we would be forced to hire an outside operator and there can be no assurance that we would be able to do so or be able to do so on financially acceptable terms.

We are dependent on a single purchaser of our oil.

We sell all of our crude oil to Energy Transfer Crude Marketing LLC (“ETC Marketing”) under a month-to-month agreement which may be terminated by either party upon 30 days advance written notice. In the event this agreement were to be terminated, there can be no assurance that we would be able to continue to sell crude oil produced at the Logan Project or be able to do so on financially acceptable terms. The failure to engage an alternative service provider if we lose the services of ETC Marketing would result in our inability to sell oil. There can be no assurance that ETC Marketing will continue to provide such services or that ETC Marketing or an alternative service provider will be available to provide services on financially acceptable terms.

We are dependent on a single purchaser of our natural gas.

We sell all of our natural gas to ETC Pipeline, Ltd. (“ETC Pipeline”) under a month-to-month agreement which may be terminated by either party upon 60 days advance written notice. In the event this Agreement were to be terminated, there can be no assurance that we would be able to continue to sell natural gas produced at the Logan Project or be able to do so on financially acceptable terms. The failure to engage an alternative service provider if we lose the services of ETC Pipeline would result in our inability to sell natural gas. There can be no assurance that ETC Pipeline will continue to provide such services or that ETC Pipeline or an alternative service provider will be available to provide services on financially acceptable terms.

We have a limited operating history and limited experience pursuing our strategy and may not be able to operate our business successfully.

We have a limited operating history and limited experience pursuing our strategy. Historical results are not indicative of, and may be substantially different than, the results we achieve in the future. We cannot assure you that we will be able to operate our business successfully, or acquire, restart, rework or recomplete additional oil and natural gas producing properties, or become profitable. The results of our operations depend on several factors, our success in attracting and retaining motivated and qualified personnel, the availability of adequate short and long-term financing, conditions in the financial markets, prices for oil and natural gas resources, and general economic conditions. In addition, our future operating results and financial data may vary materially from historical operating results and financial data because of a number of factors.

We may not be able to continue operating as a going concern.

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our operating costs and obtaining additional financing. The report from our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021 includes an explanatory paragraph stating the Company has recurring net losses from operations, and a net capital deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

We have incurred net losses since inception.

We have accumulated net losses of approximately $6.9 million as of December 31, 2022. These losses have had an adverse effect on our financial condition, stockholders’ equity, net current assets, and working capital. We will need to generate higher revenues and control operating costs in order to attain profitability. There can be no assurances that we will be able to do so or to reach profitability. We expect losses to continue for the foreseeable future. We also expect that expenses will increase significantly as we seek to operate additional wells at the Logan Project and rework, restart, and recomplete existing wells at the Logan Project and elsewhere following future acquisitions, if any. We may never succeed in implementing our business strategy and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital and acquire and operate additional properties.

We will need additional capital to fund our expanding operations, and if we are not able to obtain sufficient capital, we may be forced to limit the scope of our operations.

We expect that our planned expansion of business activities will require additional working capital. If adequate additional debt and/or equity financing is not available on reasonable terms or at all, then we may not be able to continue to develop our business activities, and we will have to modify our business plan. These factors could have a material adverse effect on our future operating results and our financial condition.

If we are unable to raise needed additional funds to continue as a going concern, we could be forced to cease our business activities and dissolve. In such an event, we may incur additional financial obligations, including the accelerated maturity of debt obligations, lease termination fees, employee severance payments, and other creditor and dissolution-related obligations.

Our ability to raise financing through sales of equity securities depends on general market conditions and the demand for our common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales, our existing stockholders could experience substantial dilution. If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue operating our properties, take advantage of acquisition opportunities, or restart, rework, or recomplete development projects, or to respond to competitive pressures in the industry which may jeopardize our ability to continue operations.

We have granted a security interest in all of our well bores and other assets relating to the Logan Project to affiliates of our majority stockholder to secure our obligations under secured convertible notes.

In December 2022, the Company and 20 Shekels, Inc. an affiliate of our President Jay Leaver, and AEI Management, Inc., an affiliate of our majority stockholder, AEI Acquisition Company, LLC, entered into Exchange Agreements (the “Exchange Agreements”) with respect to certain outstanding indebtedness of the Company.   Under the Exchange Agreements, the Company entered into a new 7.25% Senior Secured Note Purchase Agreement (the “NPA”), new 7.25% Senior Secured Note due December 31, 2024 (the “7.25% Notes”) and a Security Agreement (the “7.25% Security Agreement”, and together with the NPA and 7.25% Notes, the “7.25% Transaction Documents”).  Under the terms of the Exchange Agreements, 20 Shekels, Inc. was issued a $906,754 principal amount 7.25% Notes and AEI Management, Inc. was issued $413,206 principal amount 7.25% Notes. Pursuant to the Security Agreement, the 7.25% Notes are secured by assets acquired in connection with the Company’s acquisition of the Logan Project, including the 34 well bores relating to the Logan Project, other than the leases.  In the event that we fail in the future to make any required payment under the agreements governing our indebtedness, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable.  Since substantially all of our debt obligations are secured by our assets, upon a default, our lenders may be able to foreclose on our assets, which would result io the cessation of our operations at the Logan project and materially impact our business.

We are subject to the risks relating to start-up oil and natural gas companies, including the risk that our oil and natural gas products may not be saleable to our targeted customers.

Our business is new to the marketplace and as such we have limited information on which to estimate our sales levels, the amount of potential revenue, and our operating and other expenses. While we believe our energy products will meet purchaser specifications and conform to industry standards, we cannot assure that we will be successful in our efforts to market our energy resources as contemplated.

The risks, uncertainties and challenges encountered by start-up companies operating in the oil and natural gas industry include:

• Generating sufficient revenue to cover operating costs and sustain operations;

• Acquiring and maintaining market share;

• Attracting and retaining qualified personnel, especially engineers with the requisite technical skills;

• Successfully developing new locations;

• Accessing the capital markets to raise additional capital, on reasonable terms, if and when required to sustain operations or to grow the business.

We face competition from larger companies that have substantially greater resources which challenges our ability to acquire, explore and develop properties and grow our business, and reach profitability.

The oil and natural gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore have greater leverage in acquiring prospects, hiring personnel and marketing oil and natural gas. In addition, larger companies operating in the same area may be willing or able to offer oil and natural gas at a lower price.

We compete in Oklahoma with over 500 independent companies and approximately 40 significant independent operators including Marathon Oil, Devon Energy, Pioneer Natural Resources, and Mewbourne Oil Company in addition to over 450 smaller operations with no single producer dominating the area. Major operators such as ExxonMobil, Shell Oil, ConocoPhillips, and others that are considered major players in the oil and natural gas industry retain significant interests in Oklahoma. Our inability to compete effectively against these larger companies could have a material adverse effect on our business, financial condition and operating results.

We may come under increased competition from alternative energy sources and conservation could reduce demand for natural gas and oil.

While natural gas provides a capable partner to supplement power generation in times of low wind speed or cloudy weather and gasoline provides an extremely compact, energy-dense, and relatively safe fuel for vehicles, improvements in wind and solar power and especially improvements in battery technology could lead to a decrease in demand for our primary products. There has been a general trend to move toward renewable forms of electric generation and electrification of the transportation industry. Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to natural gas and oil could reduce demand for natural gas and oil. The impact of the changing demand for natural gas and oil services and products may have a material adverse effect on our business, financial condition, results of operations and cash available for distribution.

We may not be able to keep pace with technological advances.

The energy industry in general, and the oil and natural gas industry in particular, continue to undergo significant changes, primarily due to technological developments. Because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of energy, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, oil and natural gas exploration and development. Additionally, technological advances in fuel economy and energy generation devices could reduce demand for natural gas and oil. It is impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market, and if we are not able to keep pace with technological advances, then our revenues, profitability and results from operations may be materially adversely affected.

Our results of operations may fluctuate from period to period which could cause volatility in our stock price.

Results of operations for any company developing oil and natural gas leases and wells can be expected to fluctuate until the products are in the market and could fluctuate thereafter even when products are in the marketplace. There is significant lead time in developing, restarting, reworking, and recompleting wells. Unanticipated delays can adversely impact the release of supplies into the marketplace. Revenues generated could be adversely impacted if a lack of working capital limits our ability to acquire new equipment or assets.

Results of our operations depend significantly upon the price and value of our reserves and production, none of which can be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate from period to period. The results of one period may not be indicative of the results of any future period. Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our common stock to fluctuate significantly.

The loss of key executives may adversely affect our business.

Our business is dependent upon our President Jay Leaver and his affiliated company, Leaverite Exploration and our Chief Financial Officer Lacie Kellogg. Our success is dependent upon the continued availability of Mr. Leaver and Ms. Kellogg, neither of whom have an employment agreement with us. If it became necessary to replace them, it is unlikely new management could be found with the same level of knowledge and experience or at the same or similar cost. The loss of the services of these officers would adversely affect our business.

None of our executives have employment agreements or provisions that would restrict or prohibit them from competing with us and they currently devote only a portion of their time to the business of the Company. As a result, they could terminate their employment and immediately compete against us. The loss of the services of any member of our management team or other key persons could have a material adverse effect on our business, results of operations and financial condition.

None of our executives devotes their full-time efforts to the business of the Company. It is possible that situations may arise in the future where the personal interests of our officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interests.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our business.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and their other businesses. For example, Jay Leaver, our President, is only required to devote 50% of his time to the Company and Lacie Kellogg, our Chief Financial Officer, serves as chief financial officer and director of several companies. We do not intend to have any full-time employees for the foreseeable future. Each of our officers is engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our business.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business, and in particular while our staff is relatively small with only three contractors and no employees, we are dependent upon the active participation of several key management personnel, including Jay Leaver our President and Lacie Kellogg our Chief Financial Officer Each of these executives are critical to the strategic direction and overall management of our company as well as execution of our strategy. The loss of any of them could adversely affect our business, financial condition, and operating results. We do not carry key person life insurance.

We will need to hire and retain highly skilled technical personnel in order to pursue our strategy and grow our business. The competition for highly skilled technical, managerial, and other personnel is intense. Our recruiting and retention success is substantially dependent upon our ability to offer competitive salaries and benefits. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits we offer in order to attract and retain such personnel. The costs of retaining or attracting personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

Litigation could harm our business or otherwise distract management.

Substantial, complex or extended litigation could cause us to incur large expenditures and could distract management. For example, environmental or conservation lawsuits and lawsuits by government, environmental groups, consumers, employees or stockholders or litigation with federal, state or local governments or regulatory bodies could be very costly and disrupt business. While disputes from time to time are not uncommon, we may not be able to resolve such disputes on terms favorable to us which could have a material, adverse impact on our results of operations and financial condition.

If we lose our rights under our third-party leases or licenses, our operations could be adversely affected.

Our business depends in part on property leases and other rights licensed from third parties. We could lose our exclusivity or other rights if we fail to comply with the terms and performance requirements of the leases, including failure to continue to actively utilize our leases. In addition, certain leases may terminate upon our breach and have the right to consent to sublease arrangements. If we were to lose our rights under any of these leases, or if we were unable to obtain required consents to future subleases, we could lose a competitive advantage in the market, and may even lose the ability to operate completely. Either of these results could substantially decrease our revenues

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell resources where insurance or indemnification may not be available, including:

Certain of our activities are inherently dangerous and could result in loss of life or property damage. Certain products may raise questions with respect to issues of environmental harm or injury, trespass, conversion and similar concepts, which may raise complex legal issues. Indemnification to cover potential claims or liabilities resulting from a failure may be available in certain circumstances, but not in others. The insurance we maintain may not be adequate to protect against all our risks and uncertainties. Claims resulting from an accident, failure, environmental damage or liability arising from our activities in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, failure, environmental damage or liability, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to operate.

Our strategy may not be successful.

We intend to expand our operations and base, in large part, by acquiring additional leases. Our operations are subject to all the risks inherent in the growth of a new business. The timing and related expenses of expansion may cause our revenues, if any, to fluctuate. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business and the reliance on our ability to establish ongoing relationships with operators, mineral rights owners, and surface owners, and satisfy legal and regulatory requirements, as we encounter uncertainty about implementation of our strategies and capabilities, unfamiliarity with our operating methods, and competition. We may not be successful in our proposed business activities.

We may be unable to generate sufficient revenue from our leases to achieve and sustain profitability.

At present, we rely solely on our Logan Project to generate revenue and we expect to substantially generate all our revenue in the foreseeable future from these assets, which is currently inadequate to cover our costs. We will need to continue to expand our efforts to develop new relationships and expand existing relationships with lessors and energy production capabilities, to achieve and maintain compliance with all applicable regulatory requirements, and to develop additional locations that will generate cashflow. If we fail in these efforts we may never receive a return on the substantial investments in leases, production, distribution and environmental and, regulatory compliance we have made, and will make in the future, which may cause us to fail to generate revenue and achieve profitability.

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

The success of our activities is subject to risks inherent in business generally, including demand for energy products and services, general economic conditions, changes in taxes and tax laws, and changes in governmental regulations and policies.

Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes, and other events beyond our control.

A major earthquake, fire, cold weather events, or other disaster (such as a major flood, tsunami, volcanic eruption, or terrorist attack) affecting our facilities, or those of our suppliers or pipelines, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild, or replace our suppliers’ damaged manufacturing facilities; these delays could be lengthy and costly. If any of our customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, or an outbreak of epidemic diseases could have a negative effect on our operations, those of our suppliers and customers, including the ability to travel.

The near-term effects of the recent COVID-19 coronavirus pandemic are known, as they adversely affected our business. Some long- term effects, such as supply chain issues and inflation, are becoming known and may adversely affect our business, results of operations, financial condition, liquidity and cash flow.

Over the past two years the impact of COVID-19 has had adverse effects on our business by slowing down our ability to work with third parties. We have witnessed supply chain related delays and increasing costs due to inflation. It is difficult to predict what other adverse effects, if any, COVID-19 and related matters can have on our business, or against the various aspects of same.

The COVID-19 pandemic could further negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers, contractors or suppliers. In addition, the ability of our employees, contractors and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of prevention and control measures, which may significantly hamper our production throughout the supply chain and constrict sales channels.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. Over time, the incidence of COVID-19 and its variants has diminished although periodic spikes in incidence occur. Consequently, restrictions imposed by various governmental health organizations may change over time. Several states have lifted restrictions only to reimpose such restrictions as the number of cases rise and new variants arise.

It is difficult to isolate the impact of the pandemic on our business, results of operations, financial condition and our future strategic plans.

The Company may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic and the presence of new variants of COVID-19; and closures of businesses or manufacturing facilities critical to its business or supply chains. The Company is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

We may be negatively impacted by inflation.

Increases in inflation could have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia. Continuing increases in inflation could increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.

We may be negatively impacted by the seasonality of our business.

Winter weather conditions and lease stipulations can limit or temporarily halt restart, rework and recompletion activities and producing activities for oil and natural gas operations. These constraints and the resulting shortages or high costs could delay or temporarily halt the operations and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations.

Risk Factors Relating to the Oil and Natural Gas Industry

Oil and natural gas prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse impact on our business.

Our revenues, profitability, cash flows and future growth, as well as liquidity and ability to access additional sources of capital, depend substantially on prevailing prices for oil and natural gas and the relative mix of these commodities in our reserves and production. Sustained lower prices will reduce the amount of oil and natural gas that we can economically produce and may result in impairments of our proved reserves or reduction of our proved undeveloped reserves. Oil and natural gas prices also affect the amount of cash flow we could utilize for capital expenditures and our ability to borrow and raise additional capital.

The supply of and demand for oil and natural gas impact the prices we realize on the sale of these commodities and, in turn, materially affect our financial results. Our revenues, operating results, cash available for distribution and the carrying value of our oil and natural gas depend significantly upon the prevailing prices for oil and natural gas. Oil and natural gas prices have historically been, and will likely continue to be, volatile. The prices for oil and natural gas are subject to wide fluctuation in response to a number of factors beyond our control, including:

•	the domestic and foreign supply of, and demand for, oil and natural gas;

•	domestic and world-wide economic and political conditions;

•	the level and effect of trading in commodity futures markets, including commodity price speculators and others;

•	military, economic and political conditions in oil and natural gas producing regions, including unilateral supply actions taken by oil- and natural gas-producing countries such as Russia;

•	the actions taken by OPEC and other foreign oil and natural gas producing nations, including the ability of members of OPEC to agree to and maintain production controls;

•	the impact of the U.S. dollar exchange rates on oil and natural gas prices;

•	the price and availability of, and demand for, alternative fuels;

•	weather conditions and climate change;

•	world-wide conservation measures, including governmental initiatives to move toward renewable electric generation and the electrification of the transportation industry;

•	carbon reduction measures for all segments of the oil and natural gas industries, including production;

•	technological advances affecting energy consumption and production;

•	changes in the price of oilfield services and technologies;

•	the price and level of foreign imports;

•	expansion of U.S. exports of oil, natural gas (including liquefied natural gas), and/or gas liquids;

•	the availability, proximity and capacity of transportation, processing, storage and refining facilities;

•	the impacts and effects of public health crises, pandemics and epidemics such as the COVID-19 pandemic;

•	the costs of exploring, developing, producing, transporting (including costs relating to pipeline safety), and marketing oil; and natural gas; and

•	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental regulations.

Sustained material declines in oil or natural gas prices may have the following effects on our business:

•	limit our access to sources of capital, such as equity and long-term debt;

•	cause us to delay or postpone capital projects;

•	cause us to lose certain leases because we fail to meet obligations of the leases prior to expiration;

•	reduce reserve estimates and the amount of products we can economically produce;

•	downgrade or other negative rating action with respect to our credit rating;

•	reduce revenues, income and cash flows available for capital expenditures, repayment of indebtedness and other corporate purposes; and

•	reduce the carrying value of our assets in our balance sheet through ceiling test impairments.

Legislation or regulatory initiatives intended to address seismic activity in Oklahoma and elsewhere could increase our costs of compliance or lead to operational delays, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

In addition to oil and natural gas, most producing wells also produce saltwater, wastewater, brine, or produced water. We dispose of large volumes of saltwater produced in connection with our drilling and production, pursuant to permits issued to us by governmental authorities. While these permits are issued under existing laws and regulations, these requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities.

There exists a consensus that the injection of produced water into belowground disposal wells triggers seismic events in certain areas, including Oklahoma, where we operate. In response to recent seismic events near underground water disposal wells, federal and some state agencies are investigating whether certain high volume disposal wells have caused or contributed to increased seismic activity, and some states have restricted, suspended or shut down the use of such disposal wells that are located in close proximity to areas of increased seismic activity.

The Oklahoma Corporation Commission (OCC) evaluates existing disposal wells to assess their continued operation, or operation with restrictions, based on location relative to faults, seismicity and other factors, with well operators in certain geographic locations required to make frequent, or even daily, volume and pressure reports. In addition, the OCC has adopted rules requiring operators of certain saltwater disposal wells in the state to, among other things, conduct additional mechanical integrity testing or make certain demonstrations of such wells’ performance that, depending on the depth, could require the plugging back of such wells to shallower depths and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal well operations in an attempt to mitigate the occurrence of such incidents. For example, OCC has established a 15 thousand square mile Area of Interest in the Arbuckle formation located primarily north and east of the Anadarko Basin in the Mississippi Lime play. Since 2013, OCC has prohibited disposal into the basement rock and ordered reduction of disposal volumes into the overlying Arbuckle formation and directed the shut-in of a number of Arbuckle disposal wells in response to seismic activity. In addition, in January 2016, the Governor of Oklahoma announced a grant of $1.4 million in emergency funds to support earthquake research to be directed by the OCC and the Oklahoma Geological Survey (OGS). During September and November 2016, in response to the occurrence of earthquakes in Cushing and Pawnee, Oklahoma, located in the northeast area of the Anadarko Basin, the OCC developed action plans in conjunction with the OGS and the EPA. The plans require reductions in disposal volumes in three concentric zones from the center of the earthquake activity in both Cushing and Pawnee, Oklahoma, with the greatest reductions in the zone located closest to the center of the largest quakes. These actions are in addition to any previous orders to shut in wells or reduce disposal volumes. Prior measures had already reduced disposal volumes in the areas of concern by up to 50 percent for some disposal wells. In the Pawnee area, the action plan covers a total of 38 Arbuckle disposal wells under OCC jurisdiction and 26 Arbuckle disposal wells under EPA jurisdiction and in the Cushing area the plan covers a total of 58 Arbuckle disposal wells. Local residents have also recently filed lawsuits against saltwater disposal well operators in these areas for damages resulting from the increased seismic activity.

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

Magnitude 2.5 — OCC contacts the operator, discusses mitigation plan, operations may continue

Magnitude 3.0 — required minimum six-hour pause, technical call with OCC regarding mitigations, operations continue with an approved and revised completion plan

Magnitude 3.5 — required operations suspension, technical meeting with OCC and decision made to resume or halt operations based on approved and revised completion plan

Restrictions on disposal well volumes or a lack of sufficient disposal wells, the filing of lawsuits, or curtailment or restrictions on oil and natural gas activity generally in response to concerns related to induced seismicity, could cause us to delay, curb or discontinue our exploration and development plans. Increased costs associated with restrictions on hydraulic fracturing or the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal or hydraulic fracturing, such as mandated produced water recycling in some portion or all of our operations or prohibitions on performing hydraulic fracturing in certain areas, may reduce our profitability.

These developments may result in additional levels of regulation, or increased complexity and costs with respect to existing regulations, that could lead to operational delays or increased operating and compliance costs, which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

We have substantial capital requirements to fund our business strategy that are greater than cash flows from operations. Limited liquidity would likely negatively impact our ability to execute our business plan.

Our capital investment needs exceed our historical and projected cash flows from operations. As a result, we may use available cash or borrow funds under a credit facility, due in part to our acquisitions and restart, rework and recomplete activities including activities required in order to avoid future lease renewals to retain certain acreage. If necessary, we may continue to use cash on hand, sell non-strategic assets or potentially access debt and/or equity markets to fund any shortfall. Our ability to generate operating cash flows is subject to many risks and variables, such as the level of production from existing wells; prices of oil and natural gas; production costs; availability of economical gathering, processing, storage and transportation in our operating areas; our success in developing and producing new reserves and the other risk factors discussed in this filing. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, commodity prices, industry conditions, the prices and availability of goods and services, unbudgeted acquisitions and the promulgation of new regulatory requirements. In addition, in the past, we often have increased our capital budget during the year as a result of acquisitions or changes in drilling plans. Alternatively, we may have to reduce capital expenditures, and our ability to execute our business plans could be adversely affected, if:

•	we generate less operational cash flow than we anticipate;

•	we are unable to sell non-strategic assets at acceptable prices;

•	our customers or working interest owners default on their obligations to us;

•	one or more of the lenders under our existing credit arrangements fails to honor its contractual obligation to lend to us;

•	investors limit funding or refrain from funding oil and natural gas companies; or

•	we are unable to access the capital markets at a time when we would like, or need, to raise capital.

Actual quantities of oil and natural gas reserves and future cash flows from those reserves will most likely vary from our estimates.

It is not possible to accurately measure underground accumulations of oil and natural gas. Estimating quantities of oil and natural gas reserves is complex and inexact. The process relies on interpretations of geologic, geophysical, engineering and production data. The extent, quality and reliability of these data can vary. The process also requires a number of economic assumptions, such as oil and natural gas prices, the relative mix of oil and natural gas that will be ultimately produced, drilling and operating expenses, capital expenditures, operating and development costs, future prices of these commodities, the effect of government regulation, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions and our expected development plan;

•	the judgement of the person preparing the estimate;

•	future natural gas and oil prices;

•	unexpected complications from offset well development;

•	production rates;

•	reservoir pressures, decline rates, drainage areas and reservoir limits;

•	interpretation of subsurface conditions including geological and geophysical data;

•	potential for water encroachment or mechanical failures;

•	levels and timing of capital expenditures, lease operating expenses, production taxes and income taxes, and availability of funds for such expenditures; and

•	effects of government regulation.

Actual quantities of oil and natural gas reserves, future oil and natural gas production and the relative mix of oil and natural gas that will be ultimately produced, oil and natural gas prices, revenues, taxes, capital expenditures, effects of regulations, funding availability and drilling and operating expenses will most likely vary from our estimates. In addition, the methodologies and evaluation techniques that we use, which include the use of multiple technologies, data sources and interpretation methods, may be different than those used by our competitors. Further, reserve estimates are subject to the evaluator’s criteria and judgment and show important variability, particularly in the early stages of development. Any significant variance could be systematic and undetected for an extended period of time, which would materially affect the quantities and net present value of our reserves. In addition, we may adjust estimates of reserves to reflect production history, results of exploration and development activities, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Our reserves also may be susceptible to drainage by operators on adjacent properties. If any of these assumptions prove to be incorrect, our estimates of reserves, the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.

In accordance with SEC reporting rules, we calculate the estimated discounted future net cash flows from proved reserves using the SEC’s pricing methodology for calculating proved reserves, adjusted for market differentials and costs in effect at year end discounted at 10% per annum. Actual future prices and costs may be materially higher or lower than the prices and costs we used as of the date of an estimate. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production. In addition, actual production rates for future periods may vary significantly from the rates assumed in the calculation. Moreover, the 10% discount factor used when calculating discounted future net cash flows, in compliance with the FASB statement on oil and natural gas producing activities disclosures, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company, or the oil and natural gas industry in general. You should not assume that the present value of future net cash flows is the current market value of our proved reserves.

The reserve estimates made for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy records. A lack of production history may contribute to inaccuracy in our estimates of proved reserves, future production rates and the timing of development expenditures. Further, our lack of knowledge of all individual well information known to the well operators such as incomplete well stimulation efforts, restricted production rates for various reasons and up-to-date well production data, etc. may cause differences in our reserve estimates.

To grow our production and cash flows, we must continue to develop existing reserves and locate or acquire new reserves.

Currently, our reserves are limited. However, our strategy is to grow our production and cash flows. As we produce oil and natural gas, our reserves decline. Unless we successfully replace reserves through acquisitions or other means the decline in our reserves will eventually result in a decrease in oil and natural gas production and lower revenue, income and cash flows from operations. Future oil and natural gas production is, therefore, highly dependent on our success in efficiently finding, developing or acquiring additional reserves that are economically recoverable. We may be unable to find, develop or acquire additional reserves or production at an acceptable cost, if at all. In addition, these activities require substantial capital expenditures.

Our future success depends on developing our existing inventory of mineral acreage and acquiring additional mineral interests. Failure to develop our existing inventory of mineral acreage and to acquire additional mineral interests will cause reserves and production to decline materially from their current levels.

The rate of production from natural gas and oil properties generally declines as reserves are depleted. Our proved reserves will decline materially as reserves are produced except to the extent that we acquire additional mineral interests on properties containing proved reserves and our lessees or well operators conduct additional successful exploration and development drilling, successfully apply new technologies or identify additional behind-pipe zones (different productive zones within existing producing well bores) or secondary recovery reserves.

Developing natural gas and oil invariably involves unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient reserves to return a profit after deducting drilling, completion, operating and other costs. In addition, wells that are profitable may not achieve a targeted rate of return. We rely on third-party operators’ interpretation of seismic data and other advanced technologies in identifying prospects and in conducting exploration and development activities. Nevertheless, prior to drilling a well, the seismic data and other technologies used do not allow operators to know conclusively whether natural gas, oil or NGL is present in commercial quantities.

Cost factors can adversely affect the economics of any project, and the eventual cost of drilling, completing and operating a well is controlled by well operators and existing market conditions. Further, drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

• unexpected drilling conditions;

• title problems;

• pressure or irregularities in formations;

• equipment failures or accidents;

• fires, explosions, blowouts and surface cratering;

• availability to market production via pipelines or other transportation;

• adverse weather conditions;

• environmental hazards or liabilities;

• lack of water disposal facilities;

• governmental regulations;

• cost and availability of drilling rigs, equipment and services; and

• expected sales price to be received for natural gas, oil or NGL produced from the wells.

Competition for acquisitions of mineral interests may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Further, these acquisitions may be in geographic regions in which we do not currently hold properties, which could result in unforeseen operating difficulties. In addition, if we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on our ability to effectively integrate the acquired business or assets into our existing operations. The process of integrating acquired businesses or assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions.

No assurance can be given that we will be able to identify suitable mineral interest acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition, results of operations and cash available for distribution. The inability to effectively manage the integration of acquisitions could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our growth, results of operations and cash available for distribution.

Any acquisition of additional mineral and royalty interests that we complete will be subject to substantial risks.

Any acquisition involves potential risks, including, among other things:

•	the validity of our assumptions about estimated proved reserves, future production, prices, revenues, capital expenditures, operating expenses and costs;

•	a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;

•	mistaken assumptions about the overall cost of equity or debt;

•	our ability to obtain satisfactory title to the assets we acquire;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and

•	the occurrence of other significant changes, such as impairment of natural gas and oil properties, goodwill or other intangible assets, asset devaluation or restructuring charges.

Lower oil and natural gas prices and other factors have resulted in ceiling test impairments in the past and may result in future ceiling test or other impairments.

We use the full cost method of accounting for our oil and natural gas producing activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized into cost centers. The net capitalized costs of our oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% per annum, plus the lower of cost or fair value of unproved properties. If net capitalized costs of our oil and natural gas properties exceed the cost center ceiling, we are subject to a ceiling test impairment to the extent of such excess. If required, a ceiling test impairment reduces income and stockholders’ equity in the period of occurrence.

All long-lived assets, principally our natural gas and oil properties, are monitored for potential impairment when circumstances indicate that the carrying value of the asset on our books may be greater than our future net cash flows. The need to test a property for impairment may result from declines in natural gas and oil sales prices or unfavorable adjustments to natural gas and oil reserves. The decision to not participate in future development on our leasehold acreage can trigger a test for impairment. Also, once assets are classified as held for sale, they are reviewed for impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded.

The risk that we will be required to further impair the carrying value of our oil and natural gas properties increases when oil and natural gas prices are low or volatile for a prolonged period of time. In addition, impairments may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. If an impairment charge is recognized, cash flow from operating activities is not impacted, but net income and, consequently, stockholders’ equity are reduced. In periods when impairment

Restarting, Reworking and Recompleting is a costly and high-risk activity.

In addition to the numerous operating risks described in more detail below, the restarting, reworking and recompleting of wells involves the risk that no commercially productive oil or natural gas reservoirs will be encountered. The seismic data and other technologies we use do not allow us to know conclusively if a well that oil and natural gas are present or may be produced economically. In addition, we are often uncertain of the future cost or timing of restarting, reworking or recompleting and producing wells. Furthermore, our operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

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

As we implement pad development and increase the lateral length and size of hydraulic fracturing stimulations of our horizontal wells, the costs and other impacts associated with any curtailment, delay or cancellation may increase due to the concentration of capital expenditures prior to bringing production online. Future restart, rework and recompletion activities may not be successful, and if unsuccessful, this could have an adverse effect on our future results of operations, cash flows and financial condition.

The oil and natural gas business involves many operating risks that can cause substantial losses.

Our oil and natural gas acquisition and production strategy is subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the risk of:

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

Failure or loss of equipment, as the result of equipment malfunctions, cyber-attacks or natural disasters, could result in property damage, personal injury, environmental pollution and other damages for which we could be liable. Catastrophic occurrences giving rise to litigation, such as a well blowout, explosion or fire at a location where our equipment and services are used, may result in substantial claims for damages. Ineffective containment of a drilling well blowout or pipeline rupture could result in extensive environmental pollution and substantial remediation expenses, as well as governmental fines and penalties. If our production is interrupted significantly, our efforts at containment are ineffective or litigation arises as the result of a catastrophic occurrence, our cash flows, and in turn, our results of operations, could be materially and adversely affected.

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

While we maintain insurance against some potential losses or liabilities arising from our operations, our insurance does not protect us against all operational risks. The occurrence of any of the foregoing events and any costs or liabilities incurred as a result of such events, if uninsured or in excess of our insurance coverage or not indemnified, could reduce revenue, income and cash flows and the funds available to us for our exploration, development and production activities and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our proved undeveloped reserves may not be ultimately developed or produced. The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.

A significant amount of our total estimated proved reserves (by volume) were undeveloped and may not be ultimately developed or produced. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove to be accurate. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled, or that the results of such development will be as estimated. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any proved undeveloped reserves that are not developed within this five-year time frame. A removal of such reserves may significantly reduce the quantity and present value of our natural gas and oil reserves which would adversely affect our business and financial condition.

The potential adoption of federal, state, tribal and local legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells.

Hydraulic fracturing is an essential and common practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We routinely apply hydraulic fracturing techniques on almost all of our U.S. onshore oil and natural gas properties. Hydraulic fracturing involves using water, sand or other proppant materials, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore.

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

Based on the foregoing, increased regulation and attention given to the hydraulic fracturing process from federal agencies, various states and local governments could lead to greater opposition, including litigation, to oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and increased compliance costs and time, which could adversely affect our business, financial condition, results of operations and cash flows.

Our ability to produce oil and natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.

Development activities require the use of water. For example, the hydraulic fracturing process if employed to produce commercial quantities of natural gas and oil from many reservoirs requires the use and disposal of significant quantities of water. In certain regions, there may be insufficient local capacity to provide a source of water for our activities. In these cases, water must be obtained from other sources and transported to the drilling site, adding to the operating cost. Our inability to secure sufficient amounts of water, or to dispose of or recycle the water used in our operations, could adversely impact our operations in certain areas. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations, such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of NGLs, natural gas and oil. In recent history, public concern surrounding increased seismicity has heightened focus on our industry’s use of water in operations, which may cause increased costs, regulations or environmental initiatives impacting our use or disposal of water. Furthermore, future environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could cause delays, interruptions or termination of operations, which may result in increased operating costs and have an effect on our business, results of operations, cash flows or financial condition.

The marketability of our production is dependent upon transportation and processing facilities over which we may have no control.

The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing and refining facilities. We deliver oil and natural gas through gathering systems and pipelines that we do not own and which are operated by a sole source. The lack of alternatives or available capacity on these systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. transportation of our production through some firm transportation arrangements, third-party systems and facilities may be temporarily unavailable due to market conditions or mechanical or other reasons, or may not be available to us in the future at a price that is acceptable to us. Also, the shipment of our or our operators’ natural gas and oil on third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we or our operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration.

Any significant curtailment in gathering system or transportation, processing or refining-facility capacity could reduce our or our operators’ ability to market oil production and have a material adverse effect on our financial condition, results of operations and cash distributions to stockholders. Our or our operators’ access to transportation options and the prices we or our operators receive can also be affected by federal and state regulation—including regulation of oil production, transportation and pipeline safety—as well as by general economic conditions and changes in supply and demand. New regulations on the transportation of oil by rail, like those finalized by the U.S. Department of Transportation (DOT) in 2015, may increase our transportation costs. . Federal regulation to improve the safety of existing pipeline infrastructure by replacement could increase the cost of interstate transportation. FERC’s 2022 review of its policies relating to natural gas pipeline infrastructure could ultimately increase the cost of approving new interstate capacity or delay new interstate capacity being constructed. In addition, federal and state regulation of natural gas and oil production, processing and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines, infrastructure or capacity constraints and general economic conditions could adversely affect our ability to produce, gather and transport natural gas. Any significant change in market factors or other conditions affecting these infrastructure systems and facilities, as well as any delays in constructing new infrastructure systems and facilities, could harm our business and, in turn, our financial condition, results of operations and cash flows.

We may be involved in legal proceedings that could result in substantial liabilities.

Like many companies in the oil and natural gas industry, we are from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of our business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, results of operations, cash flow and financial condition. Accruals for such liability, penalties or sanctions may be insufficient. Judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

We are subject to complex laws and regulatory actions that can affect the cost, manner, feasibility, or timing of doing business.

Existing and potential regulatory actions could increase our costs and reduce our liquidity, delay our operations, or otherwise alter the way we conduct our business. Exploration and development and the production and sale of oil and natural gas are subject to extensive federal, state, provincial, tribal, local and international regulation. We may be required to make large expenditures to comply with environmental, natural resource protection, and other governmental regulations. Matters subject to regulation include the following, in addition to the other matters discussed under the caption "Regulation" in Items 1 and 2 of this report:

•	restrictions for the protection of wildlife that regulate the time, place and manner in which we conduct operations;

•	the amounts, types and manner of substances and materials that may be released into the environment;

•	response to unexpected releases into the environment;

•	reports and permits concerning exploration, drilling, production, and other operations;

•	the placement and spacing of wells;

•	cement and casing strength;

•	unitization and pooling of properties;

•	calculating royalties on oil and natural gas produced under federal and state leases; and

•	taxation.

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

In addition, failure to comply with applicable laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties as well as the imposition of corrective action orders. Any such liabilities, penalties, suspensions, terminations, or regulatory changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The matters described above and other potential legislative proposals, along with any applicable legislation introduced and passed in Congress or new rules or regulations promulgated by state or the US federal government, could increase our costs, reduce our liquidity, delay our operations, or otherwise alter the way we conduct our business, negatively impacting our financial condition, results of operations and cash flows.

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

In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (GHGs) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things address GHG emissions for certain sources, including pipelines.

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

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and natural gas companies. Such legislative changes have included, but not been limited to:

•	the repeal of the percentage depletion allowance for oil and natural gas properties;

•	the elimination of current deductions for intangible drilling and development costs;

•	the elimination of the deduction for certain domestic production activities; and

•	an extension of the amortization period for certain geological and geophysical expenditures.

Although these provisions were largely unchanged in the Tax Act, which was signed on December 22, 2017, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation, to accompany lower federal income tax rates. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and natural gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and natural gas development or increase costs, and any such changes could have an adverse effect on the Company’s financial position, results of operations and cash flows.

Competition for, or the loss of, our senior management or experienced technical personnel may negatively impact our operations or financial results.

To a large extent, we depend on the services of our senior management and technical personnel and the loss of any key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our continued success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain a seasoned management team and experienced explorationists, engineers, geologists and other professionals. In the past, competition for these professionals was strong, and in a continuing price recovery environment may become strong again, which could result in future retention and attraction issues.

Competition in the oil and natural gas industry is intense.

We operate in a highly competitive environment for acquiring properties and marketing oil and natural gas. Our competitors include multinational oil and natural gas companies, major oil and natural gas companies, independent oil and natural gas companies, individual producers, financial buyers as well as participants in other industries supplying energy and fuel to consumers. During these periods, there is often a shortage of drilling rigs and other oilfield services. Many of our competitors have greater and more diverse resources than we do. In addition, high commodity prices, asset valuations and stiff competition for acquisitions have in the past, and may in the future, significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop and operate properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek new entry. As a consequence, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and natural gas reserves or in our marketing of production, our financial condition, cash flows and results of operations may be adversely affected.

Shortages of oilfield equipment, services, supplies and qualified field personnel could adversely affect our financial condition, results of operations and cash flows.

Periodically, there are shortages of drilling rigs, hydraulic fracturing stimulation equipment and crews, and other oilfield equipment as demand for that equipment has increased along with the number of wells being drilled. The demand for qualified and experienced field personnel to drill wells, conduct hydraulic fracturing stimulations and conduct field operations can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. These factors have caused significant increases in costs for equipment, services and personnel. Higher oil, natural gas, and NGL prices generally stimulate demand and result in increased prices for drilling rigs and crews, hydraulic fracturing stimulation equipment and crews and associated supplies, equipment, services and raw materials. Similarly, lower oil and natural gas prices generally result in a decline in service costs due to reduced demand for drilling and completion services.

Decreased levels of drilling activity in the oil and natural gas industry in recent periods have led to declining costs of some oilfield equipment, services, and supplies. However, if the current oil and natural gas market changes, and commodity prices continue to recover, we may face shortages of field personnel, drilling rigs, hydraulic fracturing stimulation equipment and crews or other equipment or supplies, which could delay or adversely affect our exploration and development operations and have a material adverse effect on our business, financial condition, results of operations or cash flows, or restrict operations.

We may not be insured against all of the operating risks to which our business is exposed.

Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, such as well blowouts, explosions, oil spills, releases of gas or well fluids, fires, pollution and adverse weather conditions, which could result in substantial losses to us. See also "— The oil and natural gas business involves many operating risks that can cause substantial losses." Exploration and production activities are also subject to risk from political developments such as terrorist acts, piracy, civil disturbances, war, expropriation or nationalization of assets, which can cause loss of or damage to our property. We maintain insurance against many, but not all, potential losses or liabilities arising from our operations in accordance with what we believe are customary industry practices and in amounts and at costs that we believe to be prudent and commercially practicable. Our insurance includes deductibles that must be met prior to recovery, as well as sub-limits and/or self-insurance. Additionally, our insurance is subject to exclusions and limitations. Our insurance does not cover every potential risk associated with our operations, including the potential loss of significant revenues. We can provide no assurance that our insurance coverage will adequately protect us against liability from all potential consequences, damages and losses.

We currently have insurance policies that include coverage for general liability, excess liability, physical damage to our oil and natural gas properties, operational control of wells, oil pollution, third- party liability, workers’ compensation and employers’ liability and other coverages. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution and other environmental issues, with broader coverage for sudden and accidental occurrences. For example, we maintain operators extra expense coverage provided by third-party insurers for obligations, expenses or claims that we may incur from a sudden incident that results in negative environmental effects, including obligations, expenses or claims related to seepage and pollution, cleanup and containment, evacuation expenses and control of the well (subject to policy terms and conditions). In the specific event of a well blowout or out-of-control well resulting in negative environmental effects, such operators extra expense coverage would be our primary source of coverage, with the general liability and excess liability coverage referenced above also providing certain coverage.

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

We may face various risk associated with the long-term trend toward increased activism against oil and natural gas exploration and development activities.

Opposition toward oil and natural gas production has been growing globally. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, environmental compliance and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain projects such as the development of oil or gas shale plays. For example, environmental activists continue to advocate for increased regulations or bans on shale drilling and hydraulic fracturing in the United States, even in jurisdictions that are among the most stringent in their regulation of the industry. Future activist efforts could result in the following:

•	delay or denial of drilling permits;

•	shortening of lease terms or reduction in lease size;

•	restrictions on installation or operation of production, gathering or processing facilities;

•	restrictions on the use of certain operating practices, such as hydraulic fracturing, or the disposal of related waste materials, such as hydraulic fracturing fluids and produced water;

•	increased severance and/or other taxes;

•	cyber-attacks;

•	legal challenges or lawsuits;

•	negative publicity about our business or the oil and natural gas industry in general;

•	increased costs of doing business;

•	reduction in demand for our products; and

•	other adverse effects on our ability to develop our properties and expand production.

We may need to incur significant costs associated with responding to these initiatives. Complying with any resulting additional legal or regulatory requirements that are substantial could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may be subject to risks in connection with acquisitions and divestitures.

As part of our business strategy, we have made and will likely continue to make acquisitions of oil and natural gas properties and to divest non-strategic assets. Suitable acquisition properties or suitable buyers of our non-strategic assets may not be available on terms and conditions we find acceptable or not at all.

Acquisitions pose substantial risks to our business, financial condition, cash flows and results of operations. These risks include that the acquired properties may not produce revenues, reserves, earnings or cash flows at anticipated levels. Also, the integration of properties we acquire could be difficult. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources. The successful acquisition of properties requires an assessment of several factors, including:

•	recoverable reserves;

•	exploration potential;

•	future oil and natural gas prices and their relevant differentials;

•	operating costs and production taxes;

•	title defects with respect to acquired properties;

•	a decrease in our liquidity by using a significant portion of our cash generated from operations or borrowing capacity to finance acquisitions;

•	a significant increase in our interest expense or financial leverage if we incur debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which any indemnity we receive is inadequate;

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets;

•	the occurrence of other significant changes, such as impairment of natural gas and oil properties, goodwill or other intangible assets, asset devaluation or restructuring charges; and

•	potential environmental and other liabilities.

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

The oil and natural gas industry has become increasingly dependent upon digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. We depend on digital technology to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third party partners. Our business partners, including vendors, service providers, purchasers of our production and financial institutions, are also dependent on digital technology. It is possible we could incur interruptions from cyber security attacks, computer viruses or malware. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any cyber incidents or interruptions to our arrangements with third parties, to our computing and communications infrastructure or our information systems could lead to data corruption, communication interruption, unauthorized release, gathering, monitoring, misuse or destruction of proprietary or other information, or otherwise significantly disrupt our business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Hurricanes, typhoons, tornadoes, earthquakes, floods and other natural disasters could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Hurricanes, typhoons, tornadoes, earthquakes, floods, cold weather events, and other natural disasters can potentially destroy thousands of business structures and homes and, if occurring in the Gulf Coast region of the United States, could disrupt the supply chain for oil and natural gas products. Disruptions in supply could have a material adverse effect on our business, financial condition, results of operations and cash flow. Damages and higher prices caused by hurricanes, typhoons, tornadoes, earthquakes, floods, cold weather events, and other natural disasters could also have an adverse effect on our business, financial condition, results of operations and cash flow due to the impact on the business, financial condition, results of operations and cash flow of our customers.

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

An entirely separate and distinct set of laws and regulations applies to operators and other parties within the boundaries of Native American reservations in the United States. Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, the Office of Natural Resources Revenue and Bureau of Land Management (BLM), and the EPA, together with each Native American tribe, promulgate and enforce regulations pertaining to oil and natural gas operations on Native American reservations. These regulations include lease provisions, environmental standards, tribal employment contractor preferences and numerous other matters.

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

We therefore may become subject to various laws and regulations pertaining to Native American oil and natural gas leases, fees, taxes and other burdens, obligations and issues unique to oil and natural gas operations within Native American reservations. One or more of these Native American requirements, or delays in obtaining necessary approvals or permits necessary to operate on tribal lands pursuant to these regulations, may increase our costs of doing business on Native American tribal lands and have an impact on the economic viability of any well or project on those lands.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. There is evidence that the increase in crude oil prices during the first half of calendar year 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

Risks Related to Our Common Stock

General securities market uncertainties resulting from the COVID-19 pandemic.

Since the outset of the pandemic the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

General securities market uncertainties resulting in geo-political considerations.

Since the outset of the military conflict in Ukraine, the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of that conflict and the resulting reactions and outcomes of governments, businesses, and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the military conflict has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible, we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

General securities market uncertainties resulting in economic considerations.

Recent unease regarding the geo-political considerations and increasing inflation has caused the United States and worldwide national securities markets to have undergone unprecedented stress due to the uncertainties of regarding the economy and the resulting reactions and outcomes of governments, businesses, and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until economic outlook has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible, we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

Our management and controlling stockholder, AEI Acquisition Company, LLC, has voting control of the Company.

Our controlling stockholder, AEI Acquisition Company, LLC, currently owns approximately 74% of the total issued and outstanding common stock of the Company and our officers and directors own approximately 2.96% of our common stock (exclusive of shares of our common stock underlying the 7.25% Notes held by affiliates of Harry McMillan, who maintains sole voting and investment power over AEI Acquisition Company, LLC, which are subject to beneficial ownership blockers). AEI and management are able to influence the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.

Our Bylaws provide that we will indemnify our directors, and that we have the power to indemnify our officers and employees, to the fullest extent permitted by law, which may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties, or from bringing derivative litigation against our directors and officers.

Our Bylaws provide that we will indemnify any director, officer, employee or agent of the corporation, or any person serving in any such capacity of any other entity or enterprise at the request of the corporation, against any and all legal expenses (including attorneys' fees), claims and/or liabilities arising out of any action, suit or proceeding, except an action by or in the right of the corporation. The corporation may, but shall not be required to, indemnify any person where such person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, where there was not reasonable cause to believe the conduct was unlawful. The termination of any action, suit or proceeding by judgment, order or settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation, and that, with respect to any criminal action or proceeding, there was reasonable cause to believe that the conduct was unlawful. The corporation shall reimburse or otherwise indemnify any director, officer, employee, or agent against legal expenses (including attorneys' fees) actually and reasonably incurred in connection with defense of any action, suit, or proceeding herein above referred to, to the extent such person is successful on the merits or otherwise. Indemnification shall be made by the corporation only when authorized in the specific case and upon a determination that indemnification is proper by the stockholders, a majority vote of a quorum of the Board of Directors, consisting of directors who were not parties to the action, suit, or proceeding, or independent legal counsel in a written opinion, if a quorum of disinterested directors so orders or if a quorum of disinterested directors so orders or if a quorum of disinterested directors cannot be obtained.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

Management recently undertook an assessment of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based upon that evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022.

Based on that evaluation, management concluded that, for the year ended December 31, 2022, such internal controls and procedures were not effective due to the following material weakness identified:

•	lack of appropriate segregation of duties,
•	lack of controls over proper maintenance of records,
•	lack of control procedures that include multiple levels of supervision and review, and
•	there is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions

In addition, discovery and disclosure of a material weakness in the future or our inability to cure the material weakness we previously discovered and disclosed, by definition, could have a material adverse impact on our financial statements. Such an occurrence could negatively affect our business and affect how our stock trades. This could, in turn, negatively affect our ability to access public equity or debt markets for capital.

We have never paid dividends and we do not expect to pay dividends for the foreseeable future

We intend to retain earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on shares of our common stock in the foreseeable future. The payment of future cash dividends, if any, depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other factors. As a result, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

An active, liquid trading market for our common stock does not exist and if an active market were to develop, the price of our common stock may be volatile.

There is no meaningful public market for our common stock although our common stock is quoted on the OTC Pink Open Markets. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the price of shares of common stock. An inactive market may impair our ability to raise capital by selling shares and our ability to use our capital stock to acquire other companies or technologies.

Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect current holders of our common stock.

Our board of directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further stockholder approval which could adversely affect the rights of the holders of our common stock. In addition, our board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our shares are subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that are subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our stockholders.

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control, including:

•	the announcement of new production or discoveries by our competitors
•	the release of energy resources by our competitors and energy reserves by government and other bodies
•	developments in our industry or markets changes in our reserve estimates;
•	general market conditions including factors unrelated to our operating performance

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

AEI Acquisition Company, LLC currently owns approximately 74% of the outstanding shares of our common stock. If it, or any other of our stockholders, sells substantial amounts of our common stock in the public market upon the expiration of any statutory holding period or otherwise, or issued upon the exercise of outstanding warrants or other rights to receive common stock, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of our restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act. Under the terms of a Purchase and Sale Agreement with Pure Oil & Gas, Inc. and ZQH Holding, LLC entered June 25, 2020 for the purchase of oil and natural gas assets in Rogers County, Oklahoma, the Company recorded $1,210,000 of convertible debt which is convertible into common stock at $1.00 per share. The Company has disputed its obligation to pay any further amounts under the Purchase and Sale Agreement due to the seller’s failure to perform. In the event that the seller prevailed and was able to convert its debt into common stock, the Company could be required to issue additional shares of its common stock which constitutes additional overhang and could have the effects described above.

Our common stock may become subject to the “penny stock” rules of the SEC, which would make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain a listing on the NYSE American Stock Exchange or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

Our principal executive office is located at 14143 Denver West Parkway, Suite 100, Golden, CO 80401 , where we rent a virtual office from an unrelated third party, on a month-to-month basis, for a nominal amount. The services provided include telephone answering, mail receipt, and paid access to conference rooms.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Our common stock is currently quoted on the OTC Pink Open Markets under the symbol APHE.

Because we are quoted on the OTC Pink Open Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and, therefore, may reflect lower prices than might otherwise be obtained if the shares were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink Open Markets for the periods indicated.

	High	Low
Fiscal 2021

First Quarter	$5.17	$2.25
Second Quarter	6.00	1.31
Third Quarter	6.25	2.10
Fourth Quarter	5.00	2.01

Fiscal 2022

First Quarter	5.05	1.35
Second Quarter	4.99	2.55
Third Quarter	7.05	2.50
Fourth Quarter	7.15	6.25

Fiscal 2023

First Quarter (through February 9)	7.00	6.00

Holders

As of April 17, 2023, there are 130 record holders of our common stock.

Dividends.

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, general business conditions, and state law regulating the payment of dividends.

Shareholders.

As of April 17, 2023, there were 21,653,326 shares of common stock outstanding held by 130 shareholders of record, and no shares of preferred stock outstanding.

Transfer Agent.

The Transfer Agent for the Company’s Common Stock is Equity Stock Transfer, 237 West 37th Street, Suite 601, New York, New York 10018.

Recent Sales of Unregistered Securities.

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA.

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company was incorporated in the State of Colorado on September 26, 2013.

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

Results of Operations

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

During the years ended December 31, 2022 and 2021, the Company generated revenues of $270,627 and $3,839. The increase in revenue was due to acquired percentage working interests and net revenue interests in the Logan Project.

Lease operating expenses were $573,770 for the year ended December 31, 2022 compared to $15,652 for 2021. The increase in oil and gas sales and lease operating expenses was due to an increase in Alpha Energy Texas operations.

Operating expenses were $1,256,702 for the year ended December 31, 2022 compared to $894,498 for 2021. The change was primarily attributable to an increase of $310,849 in professional expenses related to the engagement of new legal and audit firms. In addition, there was an increase in gain on accounts payable of $120,250 related to the Company recording a gain on accounts payable of $0 and $120,250 during the years ended December 31, 2022 and 2021, respectively. These changes were offset by decreases of $36,000 in board of director fees and a decrease of $32,895 in general and administrative expenses.

Other expense was $22,704 for the year ended December 31, 2022 compared to other expense of $164,427 for 2021. The change was attributable to a $194,416 gain on change in fair value of derivative liabilities due to the payoff of a convertible note in 2022, which was offset by a $63,299 increase in interest expense.

During the year ended December 31, 2022, the Company recognized a net loss of $1,582,549 compared to $1,070,738 for the year ended December 31, 2021.

Liquidity and Capital Resources

Overview –

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt services, acquisitions, contractual obligations and other commitments. As of the date of this filing, we have yet to generate meaningful revenue from our business operations and have funded acquisitions, capital expenditure and working capital requirement through equity and debt financing.

As of December 31, 2022, we had total current assets of $208,544 and total current liabilities of $1,737,933. We have historically funded our operations from lines of credit, sales of equity securities, loans and advances, including from related parties.

As of December 31, 2022, our revenues have been inadequate to cover our operating costs. Accordingly, we expect we will be dependent on obtaining capital from external sources to fund our operations over the next two to three years. Although we have been successful in raising capital in the past, financing may not be available on terms favorable to us, if at all, so we may not be successful in obtaining additional financing. Therefore, it is not considered probable, as defined in applicable accounting standards, that our plan to raise additional capital will alleviate the substantial doubt regarding our ability to continue as a going concern.

Cash Flows –

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Fiscal Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(1,463,814)	$(356,892)
Net cash used in investing activities	(1,387,449)	(95,791)
Net cash provided by financing activities	$2,946,408	$452,900

Cash flows from operating activities

Our cash flows used in operating activities to date have been primarily comprised of costs related to pursuing acquisitions and general and administrative activities as a result of operating as a public company, which we expect to increase.

Net cash used in operating activities was $1,463,814 and $356,892 for the years ended December 31, 2022 and 2021, respectively. The increase in net cash flows used in operating activities as compared to the same period in 2021 is primarily driven by our signing of the Logan 1 acquisition in March 2022 and preparation for oil and natural gas related production activities thereafter.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities.

Net cash used in investing activities was $1,387,449 and $95,791 for the years ended December 31, 2022 and 2021, respectively. The increase was primarily due to the acquisition of oil and natural gas property during the year ended December 31, 2022.

Cash flows from financing activities

We have financed our operations primarily through sales of equity securities, loans and advances, including from related parties.

Net cash provided by financing activities was $2,946,408 and $452,900 for the years ended December 31, 2022 and 2021, respectively. The increase is comprised of $120,236 in proceeds from advances, from related parties, $500,000 from senior secured convertible notes payable from related party and $2,504,500 in proceeds from the sale of common stock, which were offset by repayments on the Convertible Credit Line of $168,328 and $10,000 repayments of advances, related party. The Company generated cash of $452,900 from financing activities during the year ended December 31, 2021 which consisted of $427,900 advances, related party, related party, $20,000 in proceeds from convertible credit line payable, related party and $5,000 in proceeds from the sale of common stock.

On June 1, 2021, the Company entered into a convertible credit line with a related party, AEI Acquisition Company, LLC, the beneficial owner of 74% of the Company’s common stock, which provides for up to $1,500,000 of advances. The outstanding principal amount accrues interest at a rate of 7% per annum and is convertible into shares of common stock at a rate equal to the lesser of (i) $4.00 per share or (ii) the closing price on the common stock on the primary trading market for our common stock on the day immediately preceding the date of conversion. During the year ended December 31, 2022, the Company repaid the convertible credit line in full. As of December 31, 2022 and 2021, the outstanding principal balance on the convertible credit line was $0 and $168,328, respectively.

On December 31, 2022, the Company and 20 Shekels, Inc. an affiliate of our President Jay Leaver, and AEI Management, Inc., an affiliate of our majority stockholder, AEI Acquisition Company, LLC., entered into Exchange Agreements (the “Exchange Agreements”) with respect to certain outstanding indebtedness of the Company. Under the Exchange Agreements, the Company’s previously issued 7.25% Senior Secured Notes due February 22, 2024 to affiliates of Mr. Leaver (which were assigned to 20 Shekels, Inc. a corporation wholly-owned by Marshwiggle, LLC, a limited liability company jointly owned by Mr. Leaver and his spouse ) and to AEI Management, Inc. were amended and restated and the Contractual Investment Agreements (“CIA”) entered with the Company and related agreements were terminated and replaced with the new 7.25% Senior Secured Note Purchase Agreement agreements and the new 7.25% Transaction Documents. Under the terms of the Exchange Agreements, 20 Shekels, Inc. was issued a $906,754 principal amount 7.25% Note and AEI Management, Inc. was issued a $413,206 principal amount 7.25% Note. As a result of the amendments, the holders and the Company amended and restated the terms of the contractual agreements governing 7.25% Notes in order to, among other things, extend the maturity date to December 31 2024 and limit the scope of the collateral pledged to assets acquired on March 9, 2022 (34 well bores and related assets) under the Purchase and Sale Agreement with Progressive Well Service, LLC on the Cherokee Uplift in Central Oklahoma for the Logan 1 Assets.  In addition, AEI Management, Inc. was appointed collateral agent for 7.25% Notes, the CIAs were terminated, and the parties agreed to various representations and warranties, covenants, and conditions, as provided in the new 7.25% Transaction Documents and released all prior obligations under the CIA and related agreements.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market and other risks including credit risks, the market price for oil and natural gas and transaction risks as well as risks relating to the availability of funding sources, hazard events and specific asset risks.

Going Concern

The continuation of the Company as a going concern is dependent upon our ability to obtain continued financial support from its stockholders, necessary equity financing to continue operations and the attainment of profitable operations. As of December 31, 2022, the Company has incurred an accumulated deficit of $6,954,467 since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of December 31, 2022 is sufficient to fund its planned operations into but not beyond one year from the date of the issuance of these financial statements. The Company’s continuing losses from operations and net capital deficiency raise substantial doubt regarding our ability to continue as a going concern.

We will have additional capital requirements for 2023 and beyond. We may need to seek additional financing, which may or may not be available to us.

Off Balance Sheet Arrangements

None

Contractual Obligations

The Company, through its wholly-owned subsidiary Alpha Energy Texas Operating LLC, or ETC, is a party to a Crude Oil Purchase Agreement with Energy Transfer Crude Marketing LLC, dated June 7, 2022, pursuant to which the Company sells to ETC all crude oil produced from the Logan Project. The price for the crude oil based on the weighted average price of West Texas Intermediate crude for the trade month and valued in the trade as Sunoco OK SW crude. The term of the Agreement is month-to-month and may be terminated by either party upon 30 days advance written notice.

The Company is a party to a Gathering and Processing Agreement with ETC Pipeline, Ltd., dated August 1, 2022, pursuant to which ETC Pipeline LTD provides certain gathering, processing and related services with respect to gas produced by the Company. The Agreement provides that the fees for such services will be set forth in a transaction confirmation to be entered into with respect to the provision of specific services. The term of the Agreement is month-to-month and may be terminated by either party upon 60 days advance written notice.

Significant Accounting Policies

For a discussion of our significant accounting policies please see Note 1 to the audited financial statements included as part of this report. Management determined there were no critical accounting policies.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements as well as the reported amounts of expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

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

Oil and natural gas properties

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved and unproved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

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

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized as depreciation, depletion and amortization expense using the units-of-production method based on estimated proved recoverable oil and gas reserves.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Alpha Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha Energy, Inc. (the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alpha Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha Energy, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2022

Alpha Energy, Inc.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$95,362	$217
Joint interest billing receivable	31,492	-
Prepaid assets and other current assets	81,690	23,750
Total current assets	208,544	23,967

Noncurrent assets:
Property and equipment, net	68,378	-
Oil and gas property, proved and unproved, full cost	1,460,674	145,791
Total noncurrent assets	1,529,052	145,791

Total assets	$1,737,596	$169,758

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$302,266	$270,250
Accounts payable and accrued expenses - related parties	203,484	228,668
Interest payable - related parties	22,183	77,563
Advances from related parties	-	628,550
Note payable - related party	-	65,000
Derivative liability	-	145,041
Convertible note payable	1,210,000	1,210,000
Total current liabilities	1,737,933	2,625,072

Convertible credit line payable – related party, net of discount of $11,100	-	157,228
Senior secured convertible notes payable, related party, net of discount of $120,231	1,199,729	-
Asset retirement obligation	918	918
Total liabilities	2,938,580	2,783,218

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 21,653,326 and 18,824,106 shares issued and outstanding, respectively	21,653	18,824

Additional paid-in capital	5,731,830	2,739,634
Accumulated deficit	(6,954,467)	(5,371,918)
Total stockholders' deficit	(1,200,984)	(2,613,460)

Total liabilities and stockholders' deficit	$1,737,596	$169,758

See accompanying notes to the consolidated financial statements.

Alpha Energy, Inc.
Consolidated Statements of Operations
For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Oil and gas sales	$270,627	$3,839

Lease operating expenses	573,770	15,652
Gross loss	(303,143)	(11,813)

Operating expenses:
Professional services	407,765	96,916
Board of director fees	156,000	192,000
General and administrative	692,937	725,832
Gain on settlement of accounts payable	-	(120,250)

Total operating expenses	1,256,702	894,498

Loss from operations	(1,559,845)	(906,311)

Other income (expense):
Interest expense	(194,416)	(131,117)
Gain (loss) on change in fair value of derivative liabilities	171,712	(33,310)
Total other income (expense)	(22,704)	(164,427)

Net loss	$(1,582,549)	$(1,070,738)

Loss per share:
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)

Weighted average shares outstanding:
Basic	19,802,657	18,329,925
Diluted	19,802,657	18,329,925

See accompanying notes to the consolidated financial statements.

Alpha Energy, Inc.
Consolidated Statements of Stockholders' Deficit
For the years ended December 31, 2022 and 2021

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2020	18,145,428	$18,145	$2,061,635	$(4,301,180)	$(2,221,400)

Stock issued for cash	5,000	5	4,995	-	5,000

Stock issued for settlement of liabilities	451,678	452	451,226	-	451,678

Stock-based compensation	222,000	222	221,778	-	222,000

Net loss	-	-	-	(1,070,738)	(1,070,738)

Balance, December 31, 2021	18,824,106	18,824	2,739,634	(5,371,918)	(2,613,460)
		.
Stock issued for cash	2,504,500	2,504	2,501,996	-	2,504,500

Stock-based compensation	324,720	325	308,395	-	308,720

Extinguishment of derivative liability	-	-	181,805	-	181,805

Net loss	-	-	-	(1,582,549)	(1,582,549)

Balance, December 31, 2022	21,653,326	$21,653	$5,731,830	$(6,954,467)	$(1,200,984)

See accompanying notes to the consolidated financial statements.

Alpha Energy, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net loss	$(1,582,549)	$(1,070,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,188	-
Stock-based compensation	308,720	262,000
Bad debt expense	-	25,000
Amortization of debt discount	99,346	7,016
(Gain) loss on change in fair value of derivative liabilities	(171,712)	33,310
Gain on settlement of accounts payable	-	(120,250)
Write off of option contract associated with oil and gas properties	-	85,500
Asset retirement obligation expense	-	56
Default interest added to note payable	-	50,000
Changes in operating assets and liabilities:
Joint interest billing receivable	(31,492)	-
Prepaid expenses and other current assets	(57,940)	(18,750)
Accounts payable	19,917	235,596
Accounts payable-related party	(13,085)	108,100
Interest payable	(39,207)	46,268
Net cash used in operating activities	(1,463,814)	(356,892)

Cash flows from investing activities:
Cash paid for purchase of equipment	(72,566)	-
Acquisition of oil and gas property	(1,314,883)	-
Deposits for purchase of oil and gas properties	-	(95,791)
Net cash used in investing activities	(1,387,449)	(95,791)

Cash flows from financing activities:
Proceeds from advances, related parties	120,236	427,900
Repayment of advances, related parties	(10,000)	-
Proceeds from convertible credit line payable - related party	-	20,000
Payments on convertible credit line payable - related party	(168,328)	-
Proceeds from senior secured convertible notes payable, related party	500,000	-
Proceeds from the sale of common stock	2,504,500	5,000
Net cash provided by financing activities	2,946,408	452,900

Net change in cash and cash equivalents	95,145	217

Cash and cash equivalents, at beginning of period	217	-

Cash and cash equivalents, at end of period	$95,362	$217

Supplemental disclosures of cash flow information:
Cash paid for interest	$133,826	$27,834
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$-	$19,150
Oil and gas payments made by related party on behalf of the Company	$-	$65,500
Stock issued for settlement of liabilities	$-	$451,678
Debt discount on senior secured convertible notes payable – related party and convertible credit line payable – related party	$208,476	$15,362
Advances and other liabilities converted to senior secured convertible notes payable, related party	$819,956	$-
Extinguishment of derivative liability	$181,805	$-

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

Revenue Recognition

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

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at December 31, 2022 or 2021. The Company recorded revenues of $270,627 and $3,839 and costs of revenues totaling $538,770 and $15,652 during the years ended December 31, 2022 and 2021 respectively.

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings (Loss) per Share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the years ended December 31, 2022 and 2021, there were 263,992 and 168,328 shares issuable from senior secured convertible notes and convertible credit line payable which were considered for their dilutive effects but concluded to be anti-dilutive, respectively.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

Computer equipment	3 years
Vehicles	4 years
Machinery and equipment	5 years

Oil and natural gas properties

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of unproved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

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

The capitalized costs of oil and gas properties, excluding unevaluated and unproved properties, are amortized as depreciation, depletion and amortization expense using the units-of-production method based on estimated proved recoverable oil and gas reserves.

Concentrations of Risk

The Company has 100 % of the Working Interest in the oil and gas leases, which are located in the state of Colorado and Oklahoma. Environmental and regulatory factors within the state beyond the control of the Company may limit the Company’s future production of all its leases.

The Company has a single buyer for the gas produced from one of its leases. The loss of this buyer would have a material adverse impact on our business.

Asset retirement obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest, the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred. The Company had accrued an asset retirement obligation liability totaling $918 as of December 31, 2022 and 2021.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Stock-based Compensation

Employee and non-employee share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.

Recent Accounting Pronouncements

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

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

The Company entered into a Letter of Intent with Chicorica, LLC on December 13, 2018 and extended the agreement through March 4, 2022. On March 1, 2022, the Company entered into an extension agreement with Chicorica to extend the Closing through August 5, 2022. In return, the Company must pay $30,000 by April 1, 2022, $35,000 by July 8, 2022 and $30,000 by August 5, 2022. During the year ended December 31, 2022, the Company paid $30,000 related to the extension agreement.

Oil and gas properties at December 31, 2022 and 2021 consisted of the following:

	Balance		Balance
Account	12/31/2021	Additions	12/31/2022
Leasehold Improvements - Chico Rica, LLC	$10,000	$30,000	$40,000
Leasehold Improvements - Undeveloped	15,791	46,805	62,596
Lease Acquisition and Development Costs - Logan County	120,000	1,238,078	1,358,078
Total oil and gas related assets	$145,791	$1,314,883	$1,460,674

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

The total deferred tax asset was approximately $794,000 and $626,000 as of December 31, 2022 and 2021, respectively which is calculated by multiplying a 25.63% estimated tax rate by the cumulative net operating loss (NOL) of approximately $3,101,000 and $2,440,000, respectively.

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

The Company is subject to United States federal income taxes at an approximate rate of 21% and state income taxes at an approximate rate of 4.63%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

The net deferred tax assets consist of the following:

	2022	2021
Deferred income tax assets
Net operating loss carry forward	$794,000	$626,000
Valuation allowance	(794,000)	(626,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2022	2021
Tax benefit at effective rate	$370,000	$202,000
Change in valuation allowance	(370,000)	(202,000)
Provision for income taxes	$-	$-

The Company has an operating loss carry forward of approximately $3,101,000 as of December 31, 2022.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of its capital stock, consisting of 10,000,000 shares of preferred stock, par value $0.001 per share, and 65,000,000 shares of common stock, par value $0.001 per share.

The Company compensates each director with 4,000 shares of common stock each month. During the years ended December 31, 2022 and 2021, the Company issued 156,000 and 192,000 shares of common stock valued at $156,000 and $192,000, respectively, as board of director compensation.

During the year ended December 31, 2022, the Company recorded stock compensation in the amount of $78,720 and issued 78,720 shares of common stock to Kelloff Oil & Gas, LLC. In addition, the Company recorded stock compensation in the amount of $29,000 issued 29,000 shares of common stock for services provided during the year ended December 31, 2022.

On September 2, 2022, the Company entered into a six-month agreement with a consultant that includes the issuance of 60,000 common shares. During the year ended December 31, 2022, the Company issued 60,000 common shares and recorded $40,000 of expense. As of December 31, 2022, there was $20,000 of unrecognized expense related to this agreement. The Company will recognize the remaining expense over the service period.

On October 15, 2022, the Company entered into a one year agreement with a consultant. Per the agreement, the Company will compensate the consultant $10,000 and issue 2,000 common shares per month. During the year ended December 31, 2022, the Company issued 5,000 common shares and recorded $5,000 of expense.

During the year ended December 31, 2022, the Company issued 2,504,500 shares of common stock and received cash proceeds of $2,504,500.

For the year ended December 31, 2021

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

During the year ended December 31, 2021, the Company sold 5,000 shares of common stock for total proceeds of $5,000.

The Company pays its CFO a yearly bonus of 25,000 shares of common stock. During the year ended December 31, 2021, the Company issued 25,000 shares of common stock to the CFO with a fair value of $25,000.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from Related Party

The Company received advances from AEI Management, Inc., a Company owned by a significant shareholder, totaling $88,956 and $234,100 during the years ended December 31, 2022 and 2021, respectively. AEI Management paid expenses on the Company’s behalf of $19,150 during the year ended December 31, 2021. The advances are unsecured, non-interest bearing and are payable on demand. During the year ended December 31, 2022, the Company repaid $10,000 of the advances and converted $413,206 of advances to a senior secured convertible note due February 24, 2024.

The Company received advances from Jay Leaver, President of the Company, totaling $31,280 and $193,800 during the years ended December 31, 2022 and 2021, respectively. Mr. Leaver paid oil and gas payments on the Company’s behalf totaling $65,500 during the year ended December 31, 2021. The advances are unsecured, non-interest bearing and is payable on demand. During the year ended December 31, 2022, the Company converted $325,580 of advances to a senior secured convertible note due February 24, 2024.

Other

During the year ended December 31, 2021, the Chief Financial Officer allowed the use of his residence as an office for the Company at no charge.

During the year ended December 31, 2021, a board member of the Company acted as corporate council to Company at no charge, other than board of director fees.

As of December 31, 2022 and 2021, there was $0 and $628,550 of short-term advances due to related parties, respectively.

Accounts Payable and Accrued Expenses - Related Parties

As of December 31, 2022, there was $203,484 of accounts payable related parties which consisted of $203,484 due to Leaverite Exploration, Inc. d/b/a Leaverite Consulting (“Leaverite Exploration”), a corporation wholly-owned by our President, Jay Leaver pursuant to a consulting agreement.

As of December 31, 2021, there was $228,668 of accounts payable related parties which consisted of $208,484 due to Leaverite Exploration, $4,394 due to former CFO John Lepin, $10,000 due Kelloff Oil &Gas, LLC, a limited liability company and $5,790 due to Staley Engineering LLC for consulting services.

Notes Payable - Related Party

On December 3, 2020, the Company executed a promissory note for $65,000 with Jay Leaver, our President. The unsecured note matured three years from date of issuance and bore interest at a rate of 5% per annum. As of December 31, 2021, the note payable had unpaid accrued interest in the amount of $13,003. On February 23, 2022, the promissory note was amended to a principal amount of $406,750, which includes the original $65,000 plus additional advances of $325,580 and accrued interest of $16,170. The amended promissory note matures on February 23, 2025 and bears interest at 5% per annum. In February 2022, Mr. Leaver advanced an additional $500,000 to the Company. On February 25, 2022, Mr. Leaver’s $406,750 promissory note and $500,000 advance were assigned to 20 Shekels, Inc, a corporation wholly-owned by Marshwiggle, LLC, a limited liability company jointly owned by Mr. Leaver and his spouse and on February 25, 2022 the Company issued $906,750 of its secured senior secured convertible notes due February 24, 2024, bearing interest at a rate of 7.25% per annum (the “7.25% Note”) in exchange for the prior obligations. The 7.25% Note is convertible into shares of the Company’s Common Stock at $5.00 per share.

Senior Secured Convertible Notes Payable – Related Party

On February 25, 2022, the Company entered into secured senior secured convertible note for the purchase and sale of convertible promissory notes (“Convertible Note”) in the principal amount of $5,000,000. The Senior Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a fixed conversion price of $5.00 per share. Upon conversion of the convertible note into the Company’s common stock, the noteholder would be issued 1,000,000 shares of the Company’s common stock. Interest on the Convertible Note shall be paid to the investors at a rate of 7.25% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note purports to be secured by certain oil and gas leases, lands, minerals and other properties of the Company, subject to prior liens and security interests. See Note 4 – Related Party Transactions. $413,206 from a related party were exchanged for a Convertible Note. Due to the variable conversion price in the convertible credit line, this fixed senior secured convertible note is treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $65,262, which was recorded as a discount on the senior secured convertible notes payable. During the year ended December 31, 2022, the Company amortized $27,624 of the discount as interest expense. As of December 31, 2022, the unamortized discount was $37,638. The outstanding principal balance on the senior secured convertible notes payable as of December 31, 2022 amounted to $413,206. See discussion of derivative liability in Note 9 – Derivative Liability.

On February 25, 2022, Mr. Leaver assigned a $406,750 promissory note and advances of $500,000 to 20 Shekels, an affiliated Company. On the same day, the assigned promissory note and advance totaling $906,750 were transferred into a secured senior secured convertible note. The convertible note bears interest at 7.25% and matures on February 25, 2024. The note is convertible into shares of the Company at $5.00 per share. Due to the variable convertible credit line, this fixed senior secured convertible note are treated as derivatives due to possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $143,214, which was recorded as a discount on the senior secured convertible notes payable. During the year ended December 31, 2022, the Company amortized $60,621 of the discount as interest expense. As of December 31, 2022, the unamortized discount was $82,593. The outstanding principal balance on the senior secured convertible notes payable as of December 31, 2022 amounted to $906,754. See discussion of derivative liability in Note 9 – Derivative Liability.

On December 31, 2022, the Company and 20 Shekels, Inc. an affiliate of our President Jay Leaver, and AEI Management, Inc., an affiliate of our majority stockholder, AEI Acquisition Company, LLC., entered into Exchange Agreements (the “Exchange Agreements”) with respect to certain outstanding indebtedness of the Company. Under the Exchange Agreements, the Company’s previously issued 7.25% Senior Secured Notes due February 22, 2024 to affiliates of Mr. Leaver (which were assigned to 20 Shekels, Inc. a corporation wholly-owned by Marshwiggle, LLC, a limited liability company jointly owned by Mr. Leaver and his spouse ) and to AEI Management, Inc. were amended and restated and the Contractual Investment Agreements (“CIA”) entered with the Company and related agreements were terminated and replaced with the new 7.25% Senior Secured Note Purchase Agreement agreements and the new 7.25% Transaction Documents. Under the terms of the Exchange Agreements, 20 Shekels, Inc. was issued a $906,754 principal amount 7.25% Note and AEI Management, Inc. was issued a $413,206 principal amount 7.25% Note. As a result of the amendments, the holders and the Company amended and restated the terms of the contractual agreements governing 7.25% Notes in order to, among other things, extend the maturity date to December 31 2024 and limit the scope of the collateral pledged to assets acquired on March 9, 2022 (34 well bores and related assets) under the Purchase and Sale Agreement with Progressive Well Service, LLC on the Cherokee Uplift in Central Oklahoma for the Logan 1 Assets. In addition, AEI Management, Inc. was appointed collateral agent for 7.25% Notes, the CIAs were terminated, and the parties agreed to various representations and warranties, covenants, and conditions, as provided in the new 7.25% Transaction Documents and released all prior obligations under the CIA and related agreements.

As of December 31, 2022, the senior secured convertible notes payable balance, net of discount was $1,199,729.

As of December 31, 2022, the future maturities of debt, excluding debt discounts are as follows:

2023	$1,210,000
2024	1,319,960
2025	-
2026	-
2027 and thereafter	-
Total	$2,529,960

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

During the year ended December 31, 2021, the Company recognized $50,000 of default interest that was added to the principal of the note payable. As of December 31, 2022 and 2021, the convertible note payable balance was $1,210,000 with accrued interest of $22,882. The Company is in legal discussions with ZQH to relieve the loan as the properties in the purchase agreement were not held by title.

NOTE 8– CONVERTIBLE CREDIT LINE PAYABLE – RELATED PARTY

On June 1, 2021, the Company entered into a new convertible credit line agreement to borrow up to $1,500,000 and matures on June 1, 2023. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $4.00. The Company analyzed the conversion option in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company evaluated the new convertible credit line for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt modification as the borrowing capacity under the new credit line is greater than the borrowing capacity under the original credit line. There were no fees paid to the creditor and no unamortized deferred costs on the original credit line. Accordingly, no expense was recognized in connection with the transaction. On August 8, 2021, the Company received $20,000 in cash proceeds from the credit line. During the year ended December 31, 2022, the Company amortized $11,100 of the discount as interest expense. As of December 31, 2022, and December 31, 2021, the unamortized discount was $0 and $11,100, respectively. During the year ended December 31, 2022, the Company repaid $168,328 of principal on the convertible credit line and $53,275 of accrued interest. The outstanding principal balance on the convertible credit line as of December 31, 2022 and December 31, 2021 amounted to $0 and $168,328. See discussion of derivative liability in Note 9 – Derivative Liability.

NOTE 9 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s derivative liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2022
Liabilities
Derivative Liability	-	-	$-	$-

	Level 1	Level 2	Level 3	Fair Value at December 31, 2021
Liabilities
Derivative Liability	-	-	$145,041	$145,041

As of December 31, 2022, and 2021, the Company had a $0 and $145,041 derivative liability balance on the consolidated balance sheets, respectively and recorded a gain from derivative liability fair value adjustment of $171,712 and loss from derivative liability fair value adjustment of $33,310 during the years ended December 31, 2022 and 2021, respectively. The Company assessed its outstanding convertible credit line payable as summarized in Note 8 – Convertible Credit Line Payable- Related Party and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. During the year ended December 31, 2022, the Company repaid the convertible credit line in full, which caused the senior secured convertible notes to no longer be classified as a derivative. As a result, the Company recorded a reclassification from derivative liabilities to equity of $181,805.

Utilizing Level 3 Inputs, the Company recorded a gain on fair market value adjustments related to convertible credit line payable and senior secured notes payable for the year ended December 31, 2022 of $171,712. The fair market value adjustments as of December 31, 2022 were calculated utilizing the Black-Scholes option pricing model using the following assumptions: exercise price of $1.00 - $5.00, computed volatility of 180% - 261% and discount rate of 3.92% - 4.76%.

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

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2020	$96,369
Derivative liabilities recorded	15,362
Loss on change in derivative fair value adjustment	33,310
Balance at December 31, 2021	145,041
Debt discount on senior secured notes payable	208,476
Extinguishment of derivative liability	(181,805)
Gain on change in derivative fair value adjustment	(171,712)
Balance at December 31, 2022	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Effective November 1, 2018, the Company entered into an employment contract with the President and CFO of the Company. The President will receive an annual salary of $120,000, increasing 10% per year for five years. In addition, the employee will receive $750 per month for health insurance, will receive a year-end bonus of 25,000 shares of the Company stock and will receive a 0.03125% overriding royalty interest in each future producing well. On April 8, 2022, CFO resigned as director, officer and employee of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditor on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Our Principal Executive Officer and Principal Financial Officer, John Lepin, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based upon this evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit
Number	Exhibit Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 4, 2022)
3.2	By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 4, 2022)
10.1

Exchange Agreement, dated December 31, 2022, by and between Alpha Energy, Inc and 20 Shekels, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.2	Exchange Agreement, dated December 31, 2022, by and between Alpha Energy, Inc. and AEI Management Inc. (incorporated by reference to Exhibit 10.1 hereof).
10.3

Note Purchase Agreement, dated December 31, 2022, by and between Alpha Energy, Inc. and 20 Shekels, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.4

Note Purchase Agreement, dated December 31, 2022, by and between Alpha Energy, Inc. and AEI Management, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.5

7.25% Senior Secured Convertible Note due December 31, 2024, dated December 31, 2022, issued by Alpha Energy, Inc. to 20 Shekels Inc., in the amount of $906,754. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.6

7.25% Senior Secured Convertible Note due December 31, 2024, dated December 31, 2022, issued by Alpha Energy, Inc. to AEI Management, Inc., in the amount of $403,216 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.7

Security Agreement, dated December 31, 2022, made by Alpha Energy, Inc. in favor of 20 Shekels, Inc. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.8	Security Agreement, dated December 31, 2022, made by Alpha Energy, Inc. in favor of AEI Management, Inc. (incorporated by reference to Exhibit 10.8 hereof).
10.9

Purchase and Sale Agreement between the Company and Progressive Well Service, LLC, dated February 17, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on April 4, 2022)

10.10	Form of $1.00 per share Subscription Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)
10.11

Consulting Agreement by and between Fidare Consulting Group, LLC and the Company effective September 2, 2022 (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.12**

Consultant Engagement Agreement by and between the Company and Jay Leaver, an individual, acting in his capacity as a representative of Leaverite Exploration, Inc., dated June 1, 2020 (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 4, 2022)

10.13

Consulting Agreement by and between Matador Wellsite Consulting, LLC and the Company dated October 15, 2022. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.14

Gathering and Processing Agreement Between Alpha Energy, Inc. and ETC Texas Pipeline, LTD, dated August 1, 2022  (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.15

Crude Oil Purchasing Agreement between Alpha Energy, Inc. and Energy Transfer Crude Marketing LLC, dated June 7, 2022 (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)

10.16

Revolving Credit Note, in the amount of $500,000, dated June 1, 2021, issued by Alpha Energy, Inc. to AEI Acquisition Company, LLC (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2022)

10.17**

Employment Agreement by and between the Alpha Energy, Inc. and John Lepin, dated June 1, 2020 LLC (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 29, 2018)

10.18	Board of Directors Agreement between Alpha Energy, Inc. and Richard M. Nummi (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 4, 2022)
10.19	Board of Directors Agreement between Alpha Energy, Inc. and Robert J. Flynn (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on April 4, 2022)
10.20	Board of Directors Agreement between Alpha Energy, Inc. and Lacie Kellogg (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on April 4, 2022)
10.21	Assignment of LLC Membership Interest Alpha Energy Texas Operating, LLC (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on February 14, 2023)
10.22**	2022 Equity Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C filed on November 21, 2022)
10.23	Reserve Report pertaining to Logan dated March 27,2023
21.1*	List of Subsidiaries
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.1	Certificate of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.2	Certification Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha Energy, Inc.

/s/ Jay Leaver

Jay Leaver, President (Principal Executive Officer)

Date: April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lacie Kellogg	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2023
Lacie Kellogg