Form 10-Q
period 2023-03-31
TRULEUM, INC.
filed 2023-06-02
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023.

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from to

Commission File Number: 000-55586

Truleum, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	90-1020566
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14143 Denver West Parkway, Suite 100,

Golden, CO 80401

(Address of principal executive offices) (Zip Code)

Registrant's Phone: 800-819-0604

Alpha Energy, Inc.

Former name or former address, if changed since last report

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 1, 2023, was 21,724,178.

ITEM 1. FINANCIAL STATEMENTS

Truleum, Inc.
(Formerly Alpha Energy, Inc.)
Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
		As Revised
Assets
Current assets:
Cash and cash equivalents	$16,469	$95,362
Joint interest billing receivable	30,742	31,492
Prepaid assets and other current assets	94,221	81,690
Total current assets	141,432	208,544

Noncurrent assets:
Property and equipment, net	81,913	88,020
Oil and gas property, unproved, full cost	1,542,814	1,460,674
Total noncurrent assets	1,624,727	1,548,694

Total assets	$1,766,159	$1,757,238

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$666,216	$334,657
Accounts payable and accrued expenses - related parties	354,260	328,375
Interest payable - related parties	45,779	22,183
Convertible note payable	1,210,000	1,210,000
Total current liabilities	2,276,255	1,895,215

Senior secured convertible notes payable, related party, net of discount of $94,528	1,225,432	1,199,729
Asset retirement obligation	918	918
Total liabilities	3,502,605	3,095,862

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 21,653,326 shares issued and outstanding	21,653	21,653
Additional paid-in capital	5,793,830	5,731,830
Accumulated deficit	(7,551,929)	(7,092,107)
Total stockholders' deficit	(1,736,446)	(1,338,624)

Total liabilities and stockholders' deficit	$1,766,159	$1,757,238

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.
(Formerly Alpha Energy, Inc.)
Consolidated Statements of Operations
For the three months ended March 31, 2023 and 2022 (Unaudited)

	March 31, 2023	March 31, 2022

Oil and gas sales	$71,716	$-

Lease operating expenses	179,441	1,876
Gross loss	(107,725)	(1,876)

Operating expenses:
Professional services	110,483	148,688
Board of director fees	36,000	48,000
General and administrative	151,530	149,330
Total operating expenses	298,013	346,018
Loss from operations	(405,738)	(347,894)

Other income (expense):
Other income	1,139	-
Interest expense	(55,223)	(25,486)
Gain (loss) on change in fair value of derivative liabilities	-	(2,758)
Total other income (expense)	(54,084)	(28,244)

Net loss	$(459,822)	$(376,138)

Loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic	21,653,326	18,824,106
Diluted	21,653,326	19,256,426

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.
(Formerly Alpha Energy, Inc.)
Consolidated Statements of Stockholders' Deficit
For the three months ended March 31, 2023 and 2022 (Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2022	21,653,326	$21,653	$5,731,830	$(7,092,107)	$(1,338,624)
Stock-based compensation	-	-	62,000	-	62,000
Net loss	-	-	-	(459,822)	(459,822)
Balance, March 31, 2023	21,653,326	$21,653	$5,793,830	$(7,551,929)	$(1,736,446)

Balance, December 31, 2021	18,824,106	$18,824	$2,739,634	$(5,371,918)	$(2,613,460)
Stock-based compensation	-	-	63,000	-	63,000
Net loss	-	-	-	(376,138)	(376,138)
Balance, March 31, 2022	18,824,106	$18,824	$2,802,634	$(5,748,056)	$(2,926,598)

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.
(Formerly Alpha Energy, Inc.)
Consolidated Statements of Cash Flows
For the three months ended March 31, 2023 and 2022 (Unaudited)

	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net loss	$(459,822)	$(376,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	62,000	63,000
Depreciation expense	6,107	-
Amortization of debt discount	25,703	10,826
Loss on change in fair value of derivative liabilities	-	2,758
Changes in operating assets and liabilities:
Joint interest billing receivable	750	-
Prepaid expenses and other current assets	(12,531)	(1,250)
Accounts payable	331,559	(18,788)
Accounts payable-related party	25,885	(1,336)
Interest payable	23,596	14,660
Net cash provided by (used in) operating activities	3,247	(306,268)

Cash flows from investing activities:
Acquisition of oil and gas property	(82,140)	(507,814)
Net cash used in investing activities	(82,140)	(507,814)

Cash flows from financing activities:
Proceeds from advances, related parties	-	110,235
Proceeds from senior secured convertible notes payable, related party	-	499,996
Proceeds from unexecuted subscription agreements	-	1,281,600
Net cash provided by financing activities	-	1,891,831

Net change in cash and cash equivalents	(78,893)	1,077,749

Cash and cash equivalents, at beginning of period	95,362	217

Cash and cash equivalents, at end of period	$16,469	$1,077,966

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount on senior secured convertible notes payable - related party	$-	$208,476
Advances and other liabilities converted to senior secured convertible notes payable, related party	$-	$819,963

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021 which are included on the Form 10-K filed on April 17, 2023. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the years ended December 31, 2022, and 2021 have been omitted.

On April 27, 2023, the Company amended its articles of incorporation to change their name from Alpha Energy, Inc. to Truleum, Inc.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings (Loss) per Share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2023 and 2022, there were 263,992 shares issuable from the senior secured convertible notes payable and 0 and 168,328 shares issuable from the convertible credit line payable which were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss, respectively.

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

Note 2 – CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the course of preparing its financial statements for the three months ended March 31, 2023, the Company identified errors in the financial statements for the year ended December 31, 2022. The errors pertain to the overstatement of revenue and the understatements in property and equipment, net, accounts payable and accrued expenses – related parties, and general and administrative expenses for the year ended December 31, 2022.

The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC 250 (“ASC 250”), Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Financial Statements as of December 31, 2022, and the year then ended, which are presented herein, have been revised. The following are selected line items from the Company's balance sheet, statement of operations and statements of cash flow for the affected period illustrating the effect of these corrections:

Balance Sheet	As of December 31, 2022
	As Reported	Adjustment	As Revised

Property and equipment, net	$68,378	$19,642	$88,020
Total noncurrent assets	1,529,052	19,642	1,548,694
Total assets	1,737,596	19,642	1,757,238

Accounts payable and accrued expenses	302,266	32,391	334,657
Accounts payable and accrued expenses - related parties	203,484	124,891	328,375
Total current liabilities	1,737,933	157,282	1,895,215
Total liabilities	2,938,580	157,282	3,095,862

Accumulated deficit	(6,954,467)	(137,640)	(7,092,107)
Total stockholders' deficit	$(1,200,984)	$(137,640)	$(1,338,624)

Statement of Operations	For the year ended December 31, 2022
	As Reported	Adjustment	As Revised

Revenue	$270,627	$(72,183)	$198,444
Gross loss	(303,143)	(72,183)	(375,326)
General and administrative	692,937	35,796	728,733
Loss from operations	(1,559,845)	(107,979)	(1,667,824)
Net loss	(1,582,549)	(137,640)	(1,720,189)
Loss per share - basic and diluted	$(0.08)	(0.01)	$(0.09)

Statement of Cash Flows	For the year ended December 31, 2022
	As Reported	Adjustment	As Revised

Cash Flows from Operating Activities:
Net loss	$(1,582,549)	(137,640)	$(1,720,189)
Depreciation	4,188	4,741	8,929
Accounts payable and accrued expenses	19,917	32,391	52,308
Accounts payable and accrued expenses - related parties	(13,085)	100,508	87,423
Net cash used in operating activities	(1,463,814)	-	(1,463,814)

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid on behalf of the Company by related party	$-	24,383	$24,383

NOTE 3 – GOING CONCERN

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

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties at March 31, 2023 and December 31, 2022 consisted of the following:

	Balance		Balance
Account	12/31/2022	Additions	3/31/2023
Leasehold Improvements - Chico Rica, LLC	$40,000	$-	$40,000
Leasehold Improvements - Undeveloped	62,596	-	62,596
Lease Acquisition and Development Costs - Logan County	1,358,078	82,140	1,440,218
Total oil and gas related assets	$1,460,674	$82,140	$1,542,814

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from Related Party

The Company received advances from AEI Management, Inc., a Company owned by a significant shareholder, totaling $0 and $88,956 during the three months ended March 31, 2023 and 2022, respectively. The advances are unsecured, non-interest bearing and are payable on demand. During the three months ended March 31, 2022, the Company repaid $10,000 of the advances and converted $413,206 of advances to a senior secured convertible note due February 24, 2024.

The Company received advances from Jay Leaver, President of the Company, totaling $0 and $31,280 during the three months ended March 31, 2023 and 2022, respectively. The advances are unsecured, non-interest bearing and is payable on demand. During the three months ended March 31, 2022, the Company converted $325,580 of advances to a senior secured convertible note due February 24, 2024.

Accounts Payable and Accrued Expenses - Related Parties

As of March 31, 2023 and December 31, 2022, there was $354,260 of accounts payable related parties which consisted of $328,375 due to Leaverite Exploration, Inc. d/b/a Leaverite Consulting (“Leaverite Exploration”), a corporation wholly-owned by our President, Jay Leaver pursuant to a consulting agreement.

Senior Secured Convertible Notes Payable – Related Party

On February 25, 2022, the Company entered into secured senior secured convertible note for the purchase and sale of convertible promissory notes (“Convertible Note”) in the principal amount of $5,000,000. The Senior Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a fixed conversion price of $5.00 per share. Upon conversion of the convertible note into the Company’s common stock, the noteholder would be issued 1,000,000 shares of the Company’s common stock. Interest on the Convertible Note shall be paid to the investors at a rate of 7.25% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note purports to be secured by certain oil and gas leases, lands, minerals and other properties of the Company, subject to prior liens and security interests. See Note 5 – Related Party Transactions. $413,206 from a related party were exchanged for a Convertible Note. Due to the variable conversion price in the convertible credit line, this fixed senior secured convertible note is treated as derivatives due to the possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $65,262, which was recorded as a discount on the senior secured convertible notes payable. During the three months ended March 31, 2023, the Company amortized $8,046 of the discount as interest expense. As of March 31, 2023, the unamortized discount was $29,592. The outstanding principal balance on the senior secured convertible notes payable as of March 31, 2023 and December 31, 2022 amounted to $413,206.

On February 25, 2022, Mr. Leaver assigned a $406,750 promissory note and advances of $500,000 to 20 Shekels, an affiliated Company. On the same day, the assigned promissory note and advance totaling $906,750 were transferred into a secured senior secured convertible note. The convertible note bears interest at 7.25% and matures on February 25, 2024. The note is convertible into shares of the Company at $5.00 per share. Due to the variable convertible credit line, this fixed senior secured convertible note are treated as derivatives due to the possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $143,214, which was recorded as a discount on the senior secured convertible notes payable. During the three months ended March 31, 2023, the Company amortized $17,757 of the discount as interest expense. As of December 31, 2022, the unamortized discount was $64,836. The outstanding principal balance on the senior secured convertible notes payable as of March 31, 2023 and December 31, 2022 amounted to $906,754.

As of March 31, 2023 and December 31, 2022, the senior secured convertible notes payable balance, net of discount was $1,225,432 with accrued interest of $23,596 and $0, respectively.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of its capital stock, consisting of 10,000,000 shares of preferred stock, par value $0.001 per share, and 65,000,000 shares of common stock, par value $0.001 per share.

The Company compensates each of its directors with 4,000 shares of common stock each month. During the three months ended March 31, 2023, the Company recorded stock compensation of $36,000 for the directors which was recorded in additional paid in capital.

On September 2, 2022, the Company entered into a six-month agreement with a consultant that includes the issuance of 60,000 common shares. During the year ended December 31, 2022, the Company issued 60,000 common shares and recorded $40,000 of expense related to this agreement. During the three months ended March 31, 2023, the Company recorded $20,000 of expense related to this agreement.

On October 15, 2022, the Company entered into a one year agreement with a consultant. Per the agreement, the Company will compensate the consultant $10,000 and issue 2,000 common shares per month. During the three months ended March 31, 2022, the Company recorded $6,000 of expense related to this agreement.

NOTE 7 –CONVERTIBLE NOTES PAYABLE

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

As of March 31, 2023 and December 31, 2022, the convertible note payable balance was $1,210,000 with accrued interest of $22,183. The Company is in legal discussions with ZQH to relieve the loan as the properties in the purchase agreement were not held by title.

NOTE 8 – SUBSEQUENT EVENTS

On April 10, 2023, the Company issued 70,852 shares of common stock valued at $5.00 per share to settle outstanding consulting invoices owed to Jay Leaver, President.

On April 25, 2023, the Company has adopted a revised Board of Directors compensation plan providing for awards to be made under the Plan and intended to replace the current director compensation plan which had provided for monthly grants to non-employee directors of 4,000 shares of restricted Common Stock per month. Under the new plan, each director shall receive compensation for their service on the Board and receive reimbursements for certain expenses in accordance with the Company’s reimbursement policy. Until the Company’s Common Stock is listed on a national securities exchange, each non-employee director shall receive options to purchase shares of Common Stock valued at $150,000 by the Black-Scholes pricing model on an annual basis, payable quarterly, with an exercise price equal to the closing price of the Company’s common stock on the last business day of the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

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

Liquidity and Capital Resources

As of March 31, 2023, we had total current assets of $141,432 and total current liabilities of $2,276,255.

The Company had $3,247of cash provided by operating activities during the three months ended March 31, 2023, compared to $306,268 used in operations during the same period in 2022. Net cash used in operating activities during the three months ended March 31, 2023 was mainly comprised of our $459,822 net loss during the period, adjusted by a non-cash charges of $62,000 for stock-based compensation, amortization of debt discounts of $25,703, depreciation expense of $6,107 and changes in operating assets and liabilities of $369,259. Net cash used in operating activities during the three months ended March 31, 2022 was mainly comprised of our $376,138 net loss during the period, adjusted by a non-cash charges of $2,758 for loss on change in fair value of derivative liabilities, stock-based compensation of $63,000, amortization of debt discounts of $10,826 and changes in operating assets and liabilities of $6,714.

The Company used cash of $82,140 for investing activities during the three months ended March 31, 2023 which consisted of the acquisition of oil and gas property. The Company used cash of $507,814 for investing activities during the three months ended March 31, 2022 which consisted of $507,814 for the acquisition of oil and gas property.

The Company had no cash flows from financing activities during the three months ended March 31, 2023. The Company generated cash of $1,891,831 from financing activities during the three months ended March 31, 2022 which consisted of $110,235 in proceeds from advances from related parties, $499,996 from senior secured convertible notes payable from related party and $1,281,600 in proceeds from unexecuted subscription agreements.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenue of $71,716 and $0 during the three months ended March 31, 2023 and 2022, respectively. Lease operating expenses were $179,441 and $1,876 during the three months ended March 31, 2023 and 2022, respectively. The increase in revenue was due to the acquired percentage working interests and net revenue interests in the Logan Project. Total operating expenses were $ 298,013 during the three months ended March 31, 2023 compared to $346,018 during the same period in 2022. The decrease in operating expenses was due to a $38,205 decrease in professional services and $ 12,000 decrease in board fees, which were offset by a $2,200 increase in general and administrative expenses.

Off-Balance sheet arrangements

As of March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 1 to our audited consolidated financial statements for 2022 appearing in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed below in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial position, or future results of operations. The risks described below in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial position, or future results of operations. There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description

3.1	Articles of Amendment
10.1	Revolving Credit Note
10.2	Reserve Report
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date:  June 1, 2023

Truleum, Inc.

By:	/s/ Jay Leaver
Jay Leaver, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lacie Kellogg
Lacie Kellogg, Chief Financial Officer (Principal Financial and Accounting Officer)