Form 10-Q
period 2023-06-30
TRULEUM, INC.
filed 2023-08-15
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023.

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2023, was 21,736,178.

ITEM 1. FINANCIAL STATEMENTS

Truleum, Inc.
(Formerly Alpha Energy, Inc.)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$13,102	$95,362
Joint interest billing receivable	7,940	31,492
Prepaid assets and other current assets	85,545	81,690
Total current assets	106,587	208,544

Noncurrent assets:
Property and equipment, net	85,061	88,020
Oil and gas property, unproved, full cost	1,606,232	1,460,674
Total noncurrent assets	1,691,293	1,548,694

Total assets	$1,797,880	$1,757,238

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$773,748	$334,657
Accounts payable and accrued expenses - related parties	30,000	328,375
Advances - related party	130,381	-
Interest payable - related parties	55,119	22,183
Convertible credit line payable - related party	239,841	-
Convertible note payable	1,210,000	1,210,000
Total current liabilities	2,439,089	1,895,215

Senior secured convertible notes payable, related party, net of discount of $68,540 and $120,231, respectively	1,251,420	1,199,729
Asset retirement obligation	2,754	918
Total liabilities	3,693,263	3,095,862

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 21,724,178 and 21,653,326 shares issued and outstanding, respectively	21,724	21,653
Additional paid-in capital	6,190,019	5,731,830
Accumulated deficit	(8,107,126)	(7,092,107)
Total stockholders' deficit	(1,895,383)	(1,338,624)

Total liabilities and stockholders' deficit	$1,797,880	$1,757,238

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.
(Formerly Alpha Energy, Inc.)
Consolidated Statements of Operations
For the three and six months ended June 30, 2023 and 2022
(Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Oil and gas sales	$35,540	$5,239	$107,256	$5,239

Lease operating expenses	69,518	47,558	248,959	49,434
Gross loss	(33,978)	(42,319)	(141,703)	(44,195)

Operating expenses:
Professional services	181,527	61,005	292,010	209,693
Board of director fees	36,000	36,000	72,000	84,000
General and administrative	257,076	215,264	408,606	364,594
Total operating expenses	474,603	312,269	772,616	658,287
Loss from operations	(508,581)	(354,588)	(914,319)	(702,482)

Other income (expense):
Other income	516	-	1,655	-
Interest expense	(47,132)	(54,916)	(102,355)	(80,402)
Gain (loss) on change in fair value of derivative liabilities	-	14,969	-	12,211
Total other income (expense)	(46,616)	(39,947)	(100,700)	(68,191)

Net loss	$(555,197)	$(394,535)	$(1,015,019)	$(770,673)

Loss per share:
Basic	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic	21,708,433	18,824,106	21,680,880	18,824,106
Diluted	21,708,433	19,256,426	21,680,880	19,256,426

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.
(Formerly Alpha Energy, Inc.)
Consolidated Statements of Stockholders' Deficit
For the six months ended June 30, 2023 and 2022
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2022	21,653,326	$21,653	$5,731,830	$(7,092,107)	$(1,338,624)
Stock-based compensation	-	-	62,000	-	62,000
Net loss	-	-	-	(459,822)	(459,822)
Balance, March 31, 2023	21,653,326	21,653	5,793,830	(7,551,929)	(1,736,446)
Shares issued for the settlement of accounts payable, related party	70,852	71	354,189	-	354,260
Stock-based compensation	-	-	42,000	-	42,000
Net loss	-	-	-	(555,197)	(555,197)
Balance, June 30, 2023	21,724,178	$21,724	$6,190,019	$(8,107,126)	$(1,895,383)

Balance, December 31, 2021	18,824,106	$18,824	$2,739,634	$(5,371,918)	$(2,613,460)
Stock-based compensation	-	-	63,000	-	63,000
Net loss	-	-	-	(376,138)	(376,138)
Balance, March 31, 2022	18,824,106	18,824	2,802,634	(5,748,056)	(2,926,598)
Stock-based compensation	-	-	51,000	-	51,000
Net loss	-	-	-	(394,535)	(394,535)
Balance, June 30, 2022	18,824,106	$18,824	$2,853,634	$(6,142,591)	$(3,270,133)

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.
(Formerly Alpha Energy, Inc.)
Consolidated Statements of Cash Flows
For the six months ended June 30, 2023 and 2022
(Unaudited)

	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net loss	$(1,015,019)	$(770,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	104,000	114,000
Depreciation expense	13,033	-
Amortization of debt discount	51,691	38,942
Asset retirement obligation expense	1,836	-
(Gain) loss on change in fair value of derivative liabilities	-	(12,211)
Changes in operating assets and liabilities:
Accounts receivable	-	(7,890)
Joint interest billing receivable	23,552	-
Prepaid expenses and other current assets	(3,855)	(1,250)
Accounts payable	439,091	111,332
Accounts payable-related party	55,885	(13,085)
Interest payable	32,936	17,863
Net cash used in operating activities	(296,850)	(522,972)

Cash flows from investing activities:
Cash paid for purchase of property and equipment	(10,074)	-
Acquisition of oil and gas property	(145,558)	(756,298)
Net cash used in investing activities	(155,632)	(756,298)

Cash flows from financing activities:
Proceeds from convertible credit line, related party	239,841	-
Proceeds from advances, related parties	130,381	110,235
Proceeds from senior secured convertible notes payable, related party	-	499,996
Proceeds from unexecuted subscription agreements	-	1,761,570
Net cash provided by financing activities	370,222	2,371,801

Net change in cash and cash equivalents	(82,260)	1,092,531

Cash and cash equivalents, at beginning of period	95,362	217

Cash and cash equivalents, at end of period	$13,102	$1,092,748

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,210	$23,596
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount on senior secured convertible notes payable - related party	$-	$208,476
Advances and other liabilities converted to senior secured convertible notes payable, related party	$-	$819,963
Shares issued for the settlement of accounts payable, related party	$354,260	$-

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021 which are included on the Form 10-K filed on April 17, 2023. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the years ended December 31, 2022, and 2021 have been omitted.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings (Loss) per Share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended June 31, 2023 and 2022, there were 263,992 shares issuable from the senior secured convertible notes payable and 159,894 and 168,328 shares issuable from the convertible credit line payable which were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss, respectively.

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

NOTE 3 – OIL AND GAS PROPERTIES

Oil and gas properties at June 30, 2023 and December 31, 2022 consisted of the following:

	Balance		Balance
Account	12/31/2022	Additions	6/30/2023
Leasehold Improvements - Chico Rica, LLC	$40,000	$-	$40,000
Leasehold Improvements - Undeveloped	62,596	1,377	63,973
Lease Acquisition and Development Costs - Logan County	1,358,078	144,181	1,502,259
Total oil and gas related assets	$1,460,674	$145,558	$1,606,232

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Related Party

The Company received advances from AEI Management, Inc., a Company owned by a significant shareholder, totaling $0 and $88,956 during the six months ended June 30, 2023 and 2022, respectively. The advances are unsecured, non-interest bearing and are payable on demand. During the six months ended June 30, 2022, the Company repaid $10,000 of the advances and converted $413,206 of advances to a senior secured convertible note due February 24, 2024.

The Company received advances from Jay Leaver, President of the Company, totaling $130,381 and $31,280 during the six months ended June 30, 2023 and 2022, respectively. The advances are unsecured, non-interest bearing and is payable on demand. During the six months ended June 30, 2022, the Company converted $325,580 of advances to a senior secured convertible note due February 24, 2024.

Accounts Payable and Accrued Expenses - Related Parties

As of June 30, 2023 and December 31, 2022, there was $30,000 and $328,375 of accounts payable related parties due to Leaverite Exploration, Inc. d/b/a Leaverite Consulting (“Leaverite Exploration”), a corporation wholly-owned by our President, Jay Leaver pursuant to a consulting agreement. On April 10, 2023, the Company issued 70,852 shares of common stock valued at $5.00 per share to settle outstanding consulting invoices in the amount of $354,260 owed to Jay Leaver, President.

Senior Secured Convertible Notes Payable – Related Party

On February 25, 2022, the Company entered into a secured senior secured convertible note for the purchase and sale of convertible promissory notes (“Convertible Note”) in the principal amount of $5,000,000. The Senior Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a fixed conversion price of $5.00 per share. Upon conversion of the convertible note into the Company’s common stock, the noteholder would be issued 1,000,000 shares of the Company’s common stock. Interest on the Convertible Note shall be paid to the investors at a rate of 7.25% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note purports to be secured by certain oil and gas leases, lands, minerals and other properties of the Company, subject to prior liens and security interests. See Note 5 – Related Party Transactions. $413,206 from a related party were exchanged for a Convertible Note. Due to the variable conversion price in the convertible credit line, this fixed senior secured convertible note is treated as derivatives due to the possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $65,262, which was recorded as a discount on the senior secured convertible notes payable. During the six months ended June 30, 2023, the Company amortized $16,182 of the discount as interest expense. As of June 30, 2023, the unamortized discount was $21,456. The outstanding principal balance on the senior secured convertible notes payable as of June 30, 2023 and December 31, 2022 amounted to $413,206.

On February 25, 2022, Mr. Leaver assigned a $406,750 promissory note and advances of $500,000 to 20 Shekels, an affiliated Company. On the same day, the assigned promissory note and advance totaling $906,750 were transferred into a secured senior secured convertible note. The convertible note bears interest at 7.25% and matures on February 25, 2024. The note is convertible into shares of the Company at $5.00 per share. Due to the variable convertible credit line, this fixed senior secured convertible note are treated as derivatives due to the possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $143,214, which was recorded as a discount on the senior secured convertible notes payable. During the six months ended June 30, 2023, the Company amortized $35,509 of the discount as interest expense. As of June 30, 2023, the unamortized discount was $47,084. The outstanding principal balance on the senior secured convertible notes payable as of June 30, 2023 and December 31, 2022 amounted to $906,754.

As of June 30, 2023 and December 31, 2022, the senior secured convertible notes payable balance, net of discount was $1,251,420 and $1,199,729 with accrued interest of $30,983 and $0, respectively.

Convertible Credit Line – Related Party

On June 1, 2021, the Company entered into a new convertible credit line agreement to borrow up to $1,500,000 and matures The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. On February 11, 2023, the Company and AEI Acquisition Company, LLC. (“AEI”), the Company’s majority shareholder, entered into a First Amendment to Revolving Credit Note (the “Amendment”) which amended the convertible Revolving Credit Note dated June 1, 2021 and matures on December 31, 2023 in the maximum amount of $1,500,000 by and between the Company and AEI (the “Revolving Credit Line”). The Amendment amends the Revolving Credit Line to provide that any outstanding amount of principal and/or interest under the Revolving Credit Line may be converted into fully paid and non-assessable shares of common stock, $0.001 per share par value, at a fixed conversion price of $1.50 per share subject to adjustment for stock dividends, stock splits, recapitalizations, or other similar transactions that affect the rights of common stockholders generally. As of June 30, 2023, the Company has drawn $239,841 on the convertible note, with accrued interest of $1,952.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of its capital stock, consisting of 10,000,000 shares of preferred stock, par value $0.001 per share, and 65,000,000 shares of common stock, par value $0.001 per share.

The Company compensates each of its directors with 4,000 shares of common stock each month. During the six months ended June 30, 2023, the Company recorded stock compensation of $72,000 for the directors which was recorded in additional paid in capital.

On September 2, 2022, the Company entered into a six-month agreement with a consultant that includes the issuance of 60,000 common shares. During the year ended December 31, 2022, the Company issued 60,000 common shares and recorded $40,000 of expense related to this agreement. During the six months ended June 30, 2023, the Company recorded stock compensation of $20,000 for this agreement which was recorded in additional paid in capital.

On October 15, 2022, the Company entered into a one-year agreement with a consultant. Per the agreement, the Company will compensate the consultant $10,000 and issue 2,000 common shares per month. During the six months ended June 30, 2023, the Company recorded issued 12,000 shares of common stock related to this agreement.

On April 10, 2023, the Company issued 70,852 shares of common stock valued at $5.00 per share to settle outstanding consulting invoices owed to Jay Leaver, President.

NOTE 6 –CONVERTIBLE NOTES PAYABLE

On March 30, 2019, the Company executed a promissory note for $50,000 to ZQH (75%) and Pure (25%). The due date of the note is April 30, 2019 and has an interest rate of $50 per day. The note is for an escrow payment made directly to Premier Gas Company, LLC to hold the Purchase and Sale Agreement dated January 29, 2019. The note is secured by 50,000 shares of the Company’s common stock at $1 per share. On June 25, 2020, the Company entered into a Purchase and Sale Agreement (“PSA”) with Pure and ZQH to acquire oil and gas assets in Oklahoma (the “Rogers Project”) in consideration of a purchase price of $1,000,000. In connection with the purchase, the $50,000 note and accrued interest of $10,000 was added to the purchase price resulting in a total note payable balance of $1,060,000. During the year ended December 31, 2020, $10,750 of accrued interest which was previously outstanding was discharged and recorded as a gain on extinguishment of debt. The note payable of $1,060,000 was due to be paid on or before July 31, 2020 but remains outstanding to date. The balance of the note will increase by $50,000 per month thereafter up to a maximum amount of $200,000 through December 1, 2020. As of December 31, 2020, the Company recognized $200,000 of default interest that was added to the principal and made payments of $100,000 for a total payable of $1,160,000. If the purchase price is not fully paid on or before December 1, 2020, ZQH and Pure have the option to convert the balance outstanding into the Company’s common stock at a conversion price of $1.00 per share and the note will also be subject to a monthly interest of 1%. The Company, Pure, and ZQH have entered into various Extension Agreements, the current one of which is dated March 28, 2021 (the “Extension Agreement”). The Extension Agreement prevents Pure and ZQH from taking stock rather than cash through June 1, 2021, in return for which Company makes a monthly interest payment to ZQH and Pure of $10,083, which represents 1% annual interest on the Purchase Price, compounded monthly. The Extension Agreement allows the Company to extend that period beyond June 1, 2021 under similar terms. No further Extension Agreement has been entered into to date. Per the extension agreement, ZQH and Pure have the option to convert all or part of the purchase price to the Company’s common stock at $1.00 per share after June 1, 2021. The Company evaluated the conversion option and concluded a beneficial conversion feature and embedded derivative were not present at the date of conversion. As a result of the conversion option on June 1, 2021, the Company reclassified the note payable to convertible note payable.

As of June 30, 2023 and December 31, 2022, the convertible note payable balance was $1,210,000 with accrued interest of $22,183. The Company is in legal discussions with ZQH to relieve the loan as the properties in the purchase agreement were not held by title.

NOTE 7 – SUBSEQUENT EVENTS

On July 1, 2023, the Company has adopted a revised Board of Directors compensation plan providing for awards to be made under the Plan and intended to replace the current director compensation plan which had provided for monthly grants to non-employee directors of 4,000 shares of restricted Common Stock per month. Under the new plan, each director shall receive compensation for their service on the Board and receive reimbursements for certain expenses in accordance with the Company’s reimbursement policy. Until the Company’s Common Stock is listed on a national securities exchange, each non-employee director shall receive options to purchase shares of Common Stock valued at $150,000 by the Black-Scholes pricing model on an annual basis, payable quarterly, with an exercise price equal to the closing price of the Company’s common stock on the last business day of the quarter.

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

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $106,587 and total current liabilities of $2,439,089.

The Company had $306,924 of cash used in operating activities during the six months ended June 30, 2023, compared to $522,972 used in operations during the same period in 2022. Net cash used in operating activities during the six months ended June 30, 2023 was mainly comprised of our $1,015,019 net loss during the period, adjusted by a non-cash charges of $104,000 for stock-based compensation, amortization of debt discounts of $51,691, depreciation expense of $13,033 and changes in operating assets and liabilities of $547,609. Net cash used in operating activities during the six months ended June 30, 2022 was mainly comprised of our $770,673 net loss during the period, adjusted by a non-cash charges of $12,211 for gain on change in fair value of derivative liabilities, stock-based compensation of $114,000, amortization of debt discounts of $38,943 and changes in operating assets and liabilities of $106,971.

The Company used cash of $155,632 for investing activities during the six months ended June 30, 2023 which primarily consisted of the acquisition of oil and gas property. The Company used cash of $756,298 for investing activities during the six months ended June 30, 2022 which consisted of $756,298 for the acquisition of oil and gas property.

The Company had cash flows provided by financing activities of $370,22 during the six months ended June 30, 2023, which consisted of $239,841 proceeds from convertible credit line from related and $130,381of advances from related party. The Company generated cash of $2,371,801 from financing activities during the six months ended June 30, 2022 which consisted of $110,235 in proceeds from advances from related parties, $499,996 from senior secured convertible notes payable from related party and $1,761,570 in proceeds from unexecuted subscription agreements.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenues of $35,540 and $5,239 during the three months ended June 30, 2023 and 2022, respectively. Lease operating expenses were $69,518 and $47,558 during the three months ended June 30, 2023 and 2022, respectively. The increase in revenue was due to the increased production by the Logan Project. .Total operating expenses were $474,603 during the three months ended June 30, 2023 compared to $312,269 during the same period in 2022. The increase in operating expenses was due to a $120,522 increase in professional services and $41,812 increase in general and administrative expenses.

We generated revenues of $107,256 and $5,239 during the six months ended June 30, 2023 and 2022, respectively. Lease operating expenses were $248,959 and $49,434 during the six months ended June 30, 2023 and 2022, respectively. The increase in revenue was due to the increased production by the Logan Project.. Total operating expenses were $772,616 during the six months ended June 30, 2023 compared to $658,287 during the same period in 2022. The increase in operating expenses was due to a $82,317 increase in professional services and $44,012 increase in general and administrative expenses , which were offset by a $12,000 decrease in board fees.

Off-Balance sheet arrangements

As of June 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date:  August 14, 2023

Truleum, Inc.

By:	/s/ Jay Leaver
Jay Leaver, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lacie Kellogg
Lacie Kellogg, Chief Financial Officer (Principal Financial and Accounting Officer)