Form 10-Q
period 2023-09-30
TRULEUM, INC.
filed 2023-11-21
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023.

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 15, 2023, was 21,742,178.

ITEM 1. FINANCIAL STATEMENTS

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$10,263	$95,362
Joint interest billing receivable	7,940	31,492
Prepaid assets and other current assets	93,198	81,690
Total current assets	111,401	208,544

Noncurrent assets:
Property and equipment, net	78,094	88,020
Oil and gas property, unproved, full cost	1,798,433	1,460,674
Total noncurrent assets	1,876,527	1,548,694

Total assets	$1,987,928	$1,757,238

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,013,424	$334,657
Accounts payable and accrued expenses - related parties	60,000	328,375
Advances - related party	130,381	-
Interest payable - related parties	86,865	22,183
Convertible credit line payable - related party	490,330	-
Convertible note payable	1,210,000	1,210,000
Total current liabilities	2,991,000	1,895,215

Senior secured convertible notes payable, related party, net of discount of $42,266 and $120,231, respectively	1,277,693	1,199,729
Asset retirement obligation	3,672	918
Total liabilities	4,272,365	3,095,862

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 21,742,178 and 21,653,326 shares issued and outstanding, respectively	21,742	21,653

Additional paid-in capital	6,346,001	5,731,830
Accumulated deficit	(8,652,180)	(7,092,107)
Total stockholders' deficit	(2,284,437)	(1,338,624)

Total liabilities and stockholders' deficit	$1,987,928	$1,757,238

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Statements of Operations

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Oil and gas sales	$22,217	$138,900	$129,473	$144,139

Lease operating expenses	84,219	229,099	333,178	278,533
Gross loss	(62,002)	(90,199)	(203,705)	(134,394)

Operating expenses:
Professional services	130,700	100,775	422,710	310,468
Board of director fees	150,000	36,000	222,000	120,000
General and administrative	141,983	215,859	550,589	580,453
Total operating expenses	422,683	352,634	1,195,299	1,010,921
Loss from operations	(484,685)	(442,833)	(1,399,004)	(1,145,315)

Other income (expense):
Other income	-	-	1,655	-
Interest expense	(60,369)	(56,871)	(162,724)	(137,273)
Gain on change in fair value of derivative liabilities	-	66,186	-	78,397
Total other income (expense)	(60,369)	9,315	(161,069)	(58,876)

Net loss	$(545,054)	$(433,518)	$(1,560,073)	$(1,204,191)

Loss per share:
Basic	$(0.03)	$(0.02)	$(0.07)	$(0.06)
Diluted	$(0.03)	$(0.02)	$(0.07)	$(0.06)

Weighted average shares outstanding:
Basic	21,736,178	19,900,856	21,705,800	19,184,342
Diluted	21,736,178	20,303,176	21,705,800	19,586,662

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Statements of Stockholders' Deficit

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2022	21,653,326	$21,653	$5,731,830	$(7,092,107)	$(1,338,624)
Stock-based compensation	-	-	62,000	-	62,000
Net loss	-	-	-	(459,822)	(459,822)
Balance, March 31, 2023	21,653,326	21,653	5,793,830	(7,551,929)	(1,736,446)
Shares issued for the settlement of accounts payable, related party	70,852	71	354,189	-	354,260
Stock-based compensation	12,000	12	41,988	-	42,000
Net loss	-	-	-	(555,197)	(555,197)
Balance, June 30, 2023	21,736,178	21,736	6,190,007	(8,107,126)	(1,895,383)
Stock-based compensation	6,000	6	155,994	-	156,000
Net loss	-	-	-	(545,054)	(545,054)
Balance, September 30, 2023	21,742,178	$21,742	$6,346,001	$(8,652,180)	$(2,284,437)

Balance, December 31, 2021	18,824,106	$18,824	$2,739,634	$(5,371,918)	$(2,613,460)
Stock-based compensation	-	-	63,000	-	63,000
Net loss	-	-	-	(376,138)	(376,138)
Balance, March 31, 2022	18,824,106	18,824	2,802,634	(5,748,056)	(2,926,598)
Stock-based compensation	-	-	51,000	-	51,000
Net loss	-	-	-	(394,535)	(394,535)
Balance, June 30, 2022	18,824,106	18,824	2,853,634	(6,142,591)	(3,270,133)
Stock issued for cash	2,504,500	2,504	2,501,996	-	2,504,500
Stock-based compensation	283,720	284	123,436	-	123,720
Net loss	-	-	-	(433,518)	(433,518)
Balance, September 30, 2022	21,612,326	$21,612	$5,479,066	$(6,576,109)	$(1,075,431)

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net loss	$(1,560,073)	$(1,204,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	260,000	237,720
Depreciation expense	20,000	922
Amortization of debt discount	77,964	67,368
Asset retirement obligation expense	2,754	-
Gain on change in fair value of derivative liabilities	-	(78,397)
Changes in operating assets and liabilities:
Accounts receivable	-	(7,940)
Joint interest billing receivable	23,552	-
Prepaid expenses and other current assets	(11,508)	(51,250)
Accounts payable	678,767	(95,928)
Accounts payable-related party	85,885	(13,085)
Interest payable	64,682	22,427
Net cash used in operating activities	(357,977)	(1,122,354)

Cash flows from investing activities:
Cash paid for purchase of property and equipment	(10,074)	(55,300)
Acquisition of oil and gas property	(337,759)	(1,165,212)
Net cash used in investing activities	(347,833)	(1,220,512)

Cash flows from financing activities:
Proceeds from convertible credit line, related party	490,330	-
Proceeds from advances, related parties	130,381	120,236
Repayment of advances, related parties	-	(10,000)
Repayment of convertible credit line payable - related party	-	(30,000)
Proceeds from senior secured convertible notes payable, related party	-	500,000
Proceeds from unexecuted subscription agreements	-	2,504,500
Net cash provided by financing activities	620,711	3,084,736

Net change in cash and cash equivalents	(85,099)	741,870

Cash and cash equivalents, at beginning of period	95,362	217

Cash and cash equivalents, at end of period	$10,263	$742,087

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,210	$23,596
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount on senior secured convertible notes payable - related party	$-	$208,476
Advances and other liabilities converted to senior secured convertible notes payable, related party	$-	$819,963
Shares issued for the settlement of accounts payable, related party	$354,260	$-

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021 which are included on the Form 10-K filed on April 17, 2023. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the years ended December 31, 2022, and 2021 have been omitted.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings (Loss) per Share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended September 30, 2023 and 2022, there were 263,992 shares issuable from the senior secured convertible notes payable and 326,887 and 168,328 shares issuable from the convertible credit line payable which were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss, respectively.

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

NOTE 3 – OIL AND GAS PROPERTIES

On September 6, 2023, the Company entered into a Purchase and Sale Agreement (“PSA”) with NJW Oklahoma Acquisitions Company, Inc. a wholly-owned subsidiary of Nash Oil, Gas, and Power, Inc. (“NJW”). Under the terms of the PSA, the Company will acquire leases and related assets to certain oil and gas wells located in Noble, Kay, Payne and Pawnee, Oklahoma as more fully described in the PSA (the “Ambassador Project”) in addition to the working interests therein. Under the PSA the Company is obligated to make a cash payment of $6,500,000 and payment of approximately $100,000 for bonds required by the Bureau of Indian Affairs and Bureau of Land Management.

Oil and gas properties, unproved at September 30, 2023 and December 31, 2022 consisted of the following:

	Balance	Balance
Account	12/31/2022	9/30/2023
Leasehold Improvements - Chico Rica, LLC	$40,000	$40,000
Leasehold Improvements - Undeveloped	62,596	62,596
Lease Acquisition and Development Costs - Logan County	1,358,078	1,695,837
Total oil and gas properties, unproved	$1,460,674	$1,798,433

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Related Party

The Company received advances from AEI Management, Inc., a Company owned by a significant shareholder, totaling $0 and $88,956 during the nine months ended September 30, 2023 and 2022, respectively. The advances are unsecured, non-interest bearing and are payable on demand. During the nine months ended September 30, 2022, the Company repaid $10,000 of the advances and converted $413,206 of advances to a senior secured convertible note due February 24, 2024.

The Company received advances from Jay Leaver, President of the Company, totaling $130,381 and $31,280 during the nine months ended September 30, 2023 and 2022, respectively. The advances are unsecured, non-interest bearing and is payable on demand. During the nine months ended September 30, 2022, the Company converted $325,580 of advances to a senior secured convertible note due February 24, 2024.

Accounts Payable and Accrued Expenses - Related Parties

As of September 30, 2023 and December 31, 2022, there was $60,000 and $328,375 of accounts payable related parties due to Leaverite Exploration, Inc. d/b/a Leaverite Consulting (“Leaverite Exploration”), a corporation wholly-owned by our President, Jay Leaver pursuant to a consulting agreement. On April 10, 2023, the Company issued 70,852 shares of common stock valued at $5.00 per share to settle outstanding consulting invoices in the amount of $354,260 owed to Jay Leaver, President.

Senior Secured Convertible Notes Payable – Related Party

On February 25, 2022, the Company entered into a secured senior secured convertible note for the purchase and sale of convertible promissory notes (“Convertible Note”) in the principal amount of $5,000,000. The Senior Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a fixed conversion price of $5.00 per share. Upon conversion of the convertible note into the Company’s common stock, the noteholder would be issued 1,000,000 shares of the Company’s common stock. Interest on the Convertible Note shall be paid to the investors at a rate of 7.25% per annum, paid on a quarterly basis, and the maturity date of the Convertible Note is two years after the issuance date. The Convertible Note purports to be secured by certain oil and gas leases, lands, minerals and other properties of the Company, subject to prior liens and security interests. See Note 5 – Related Party Transactions. During the year ended December 31, 2022, $413,206 from a related party were exchanged for a Convertible Note. Due to the variable conversion price in the convertible credit line, this fixed senior secured convertible note is treated as derivatives due to the possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $65,262, which was recorded as a discount on the senior secured convertible notes payable. During the nine months ended September 30, 2023, the Company amortized $24,406 of the discount as interest expense. As of September 30, 2023, the unamortized discount was $13,231. The outstanding principal balance on the senior secured convertible notes payable as of September 30, 2023 and December 31, 2022 amounted to $413,206.

On February 25, 2022, Mr. Leaver assigned a $406,750 promissory note and advances of $500,000 to 20 Shekels, an affiliated Company. On the same day, the assigned promissory note and advance totaling $906,750 were transferred into a secured senior secured convertible note. The convertible note bears interest at 7.25% and matures on February 25, 2024. The note is convertible into shares of the Company at $5.00 per share. Due to the variable convertible credit line, this fixed senior secured convertible note is treated as derivatives due to the possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $143,214, which was recorded as a discount on the senior secured convertible notes payable. During the nine months ended September 30, 2023, the Company amortized $55,558 of the discount as interest expense. As of September 30, 2023, the unamortized discount was $29,035. The outstanding principal balance on the senior secured convertible notes payable as of September 30, 2023 and December 31, 2022 amounted to $906,754.

As of September 30, 2023 and December 31, 2022, the senior secured convertible notes payable balance, net of discount was $1,277,693 and $1,199,729 with accrued interest of $55,104 and $0, respectively.

Convertible Credit Line – Related Party

On June 1, 2021, the Company entered into a new convertible credit line agreement to borrow up to $1,500,000 and matures on June 1, 2023. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $1.50. On February 11, 2023, the Company and AEI Acquisition Company, LLC. (“AEI”), the Company’s majority shareholder, entered into a First Amendment to Revolving Credit Note (the “Amendment”) which amended the convertible Revolving Credit Note dated June 1, 2021 and matures on December 31, 2023 in the maximum amount of $1,500,000 by and between the Company and AEI (the “Revolving Credit Line”). The Amendment amends the Revolving Credit Line to provide that any outstanding amount of principal and/or interest under the Revolving Credit Line may be converted into fully paid and non-assessable shares of common stock, $0.001 per share par value, at a fixed conversion price of $1.50 per share subject to adjustment for stock dividends, stock splits, recapitalizations, or other similar transactions that affect the rights of common stockholders generally. As of September 30, 2023, the Company has drawn $490,330 on the convertible note, with accrued interest of $9,578.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of its capital stock, consisting of 10,000,000 shares of preferred stock, par value $0.001 per share, and 65,000,000 shares of common stock, par value $0.001 per share.

The Company compensates each of its directors with 4,000 shares of common stock each month. During the nine months ended September 30, 2023, the Company recorded stock compensation of $72,000 for the directors which was recorded in additional paid in capital.

On September 2, 2022, the Company entered into a six-month agreement with a consultant that includes the issuance of 60,000 common shares. During the year ended December 31, 2022, the Company issued 60,000 common shares and recorded $40,000 of expense related to this agreement. During the nine months ended September 30, 2023, the Company recorded stock compensation of $20,000 for this agreement which was recorded in additional paid in capital.

On October 15, 2022, the Company entered into a one-year agreement with a consultant. Per the agreement, the Company will compensate the consultant $10,000 and issue 2,000 common shares per month. During the nine months ended September 30, 2023, the Company recorded issued 18,000 shares of common stock related to this agreement.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2022	–	$–
Granted	76,848	2.01
Exercised	–	–
Forfeited and expired	–	–
Outstanding at September 30, 2023	76,848	$2.01

On September 30, 2023, the Company granted 76,848 options to the Company’s board of directors. The options have a ten-year term and have an exercise price of $2.01 per share. The fair value of the options at issuance was $150,000. The Company valued the options using the Black-Scholes model with the following key assumptions ranging from: fair value stock price, $2.01, Exercise price, $2.01, Term 10 years, Volatility 182%, and Discount rate 4.61% and a dividend yield of 0%.

As of September 30, 2023, the outstanding stock options have a weighted average remaining term of 10 years and have no aggregate intrinsic value.

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

As of September 30, 2023 and December 31, 2022, the convertible note payable balance was $1,210,000 with accrued interest of $22,183. The Company is in legal discussions with ZQH to relieve the loan as the properties in the purchase agreement were not held by title.

Note 7 – LITIGATION

On May 23, 2023 a complaint was filed against the Company in the Probate Court of Harris County, Texas by Ernest Berger, as Independent Executor of the Estate of John Lepin. The Complaint was filed pursuant to the Texas Estates Code Section 351.054 and alleges breach of an employment agreement with John Lepin who resigned from the Company in 2022, among other claims for unpaid compensation. The Complaint seeks payment of $39,247, issuance of 22, 250 shares of common stock, an indeterminate amount of royalty payments, and attorneys fees, costs and expenses, as well as interest and such other relief as the court may award. The answer was filed August 8, 2023. The company is disputing the litigation and believes at this point the result is undeterminable. As a result, no accrual has been made.

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

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $111,401 and total current liabilities of $2,991,000.

The Company had $357,977 of cash used in operating activities during the nine months ended September 30, 2023, compared to $1,122,354 used in operations during the same period in 2022. Net cash used in operating activities during the nine months ended September 30, 2023 was mainly comprised of our $1,560,073 net loss during the period, adjusted by non-cash charges of $260,000 for stock-based compensation, amortization of debt discounts of $77,964, depreciation expense of $20,000 and changes in operating assets and liabilities of $841,378.  Net cash used in operating activities during the nine months ended September 30, 2022 was mainly comprised of our $1,204,191 net loss during the period, adjusted by non-cash charges of $78,397 for gain on change in fair value of derivative liabilities, stock-based compensation of $237,720, amortization of debt discounts of $67,368 and changes in operating assets and liabilities of $145,776.

The Company used cash of $347,833 for investing activities during the nine months ended September 30, 2023 which primarily consisted of the acquisition of oil and gas property. The Company used cash of $1,220,512 for investing activities during the nine months ended September 30, 2022 which consisted of $1,165,212 for the acquisition of oil and gas property and cash paid for purchase of equipment of $55,300.

The Company had cash flows provided by financing activities of $620,711 during the nine months ended September 30, 2023, which consisted of $490,330 proceeds from convertible credit line from related and $130,381of advances from related party. The Company generated cash of $3,084,736 from financing activities during the nine months ended September 30, 2022 which consisted of $120,236 in proceeds from advances, related party, $500,000 from senior secured convertible notes payable from related party and $2,504,500 in proceeds from the sale of common stock, which were offset by repayments on the convertible credit line of $30,000 and $10,000 repayments of advances, related party.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 2 to the unaudited consolidated financial statements for additional information.

Results of Operations

We generated revenues of $22,217 and $138,900 during the three months ended September 30, 2023 and 2022, respectively. Lease operating expenses were $84,219 and $229,099 during the three months ended September 30, 2023 and 2022, respectively. The decrease in revenue was due to the decrease in sales. Total operating expenses were $422,683 during the three months ended September 30, 2023 compared to $352,634 during the same period in 2022. The increase in operating expenses was due to a $29,925 increase in professional services and a $114,000 increase in board of director fees which were offset by a $73,876 decrease in general and administrative expenses.

We generated revenues of $129,473 and $144,139 during the nine months ended September 30, 2023 and 2022, respectively. Lease operating expenses were $333,178 and $278,533 during the nine months ended September 30, 2023 and 2022, respectively. The decrease in revenue was due to the decrease in sales. Total operating expenses were $1,195,299 during the nine months ended September 30, 2023 compared to $1,010,921 during the same period in 2022. The increase in operating expenses was due to a $112,242 increase in professional services and a $102,000 increase in board of director fees which were offset by a $29,864 decrease in general and administrative expenses.

Off-Balance sheet arrangements

As of September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 23, 2023 a complaint was filed against the Company in the Probate Court of Harris County, Texas by Ernest Berger, as Independent Executor of the Estate of John Lepin. The Complaint was filed pursuant to the Texas Estates Code Section 351.054 and alleges breach of an employment agreement with John Lepin who resigned from the Company in 2022, among other claims for unpaid compensation. The Complaint seeks payment of $39,247, issuance of 22, 250 shares of common stock, an indeterminate amount of royalty payments, and attorneys fees, costs and expenses, as well as interest and such other relief as the court may award. The answer was filed August 8, 2023. The company is disputing the litigation and believes at this point the result is undeterminable. As a result, no accrual has been made.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description

3.1	Articles of Amendment
10.1	Revolving Credit Note (incorporated)
10.2	Reserve Report (incorporated)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date:  November 21, 2023

Truleum, Inc.

By:	/s/ Jay Leaver
Jay Leaver, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lacie Kellogg
Lacie Kellogg, Chief Financial Officer (Principal Financial and Accounting Officer)