Form 10-K
period 2023-12-31
TRULEUM, INC.
filed 2024-04-05
CIK 855787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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
None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

The aggregate market value of the shares of common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $24,211,344.

The number of shares of Common Stock, par value $0.001 per share, outstanding on April 4, 2024 was 21,788,178 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRULEUM, INC.

FOR THE FISCAL YEARS ENDED

DECEMBER 31, 2023 AND 2022

Table of Contents

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	40
Item 2.	Properties	40
Item 3.	Legal Proceedings	40
Item 4.	Mine Safety Disclosures	40
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	41
Item 6.	Selected Financial Data	41
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A	Control and Procedures	44
Item 9B.	Other Information	45
Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	45
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	46
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13.	Certain Relationships and Related Transactions, and Director Independence	46
Item 14.	Principal Accounting Fees and Services	46
PART IV
Item 15.	Exhibits, Financial Statement Schedules	47
Item 16.	Form 10-K Summary	-
Signatures		49

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", "intends", "estimates", "plans" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (i) the market and sales success of our existing and any new products, (ii) our ability to raise capital when needed and on acceptable terms, (iii) our ability to make acquisitions and integrate acquired businesses into our company, (iv) our ability to attract and retain management, (v) the intensity of competition, (vi) changes in the political and regulatory environment and in business and economic conditions in the United States and globally, (vii) and the continuing effect of the Covid-19 pandemic. These risks and others described under the section "Risk Factors" below are not exhaustive.

Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the "Company", "we", "us", or "our", are to Truleum, Inc., a Colorado corporation, including its wholly owned consolidated subsidiary, Alpha Energy Texas Operating, LLC (“AETO”).

PART I

ITEM 1. BUSINESS.

Overview

Truleum, Inc. ("our”, "we”, the Company) was incorporated on September 26, 2013 in the State of Colorado for the purpose of purchasing, developing and operating oil and natural gas leases.

On February 23, 2018, the Company formed a wholly owned subsidiary, Alpha Energy Texas Operating, LLC ("AETO”). The business of AETO is to maximize production and cash flow from our properties and use that cash flow to explore, develop, exploit and acquire oil and natural gas properties across Texas, Oklahoma and New Mexico. AETO is bonded and insured as an operator in the State of Oklahoma.

On March 9, 2022, we closed on the acquisition of working interests and net revenue interests in leases located in Logan County, Oklahoma, as well as 34 well bores, production equipment (tank batteries, pumping units, pipelines) and related assets under a Purchase and Sale Agreement dated February 17, 2022, with Progressive Well Service, LLC (“Progressive”), located in Logan County, Oklahoma. A working capital interest represents the percentage of costs that we are obligated to pay and net revenue interest represents the percentage of revenue that we will earn from production. In most cases we are responsible for 100% of the working interest and are entitled to receive between 75% and 78% of the production revenue from the Logan Project, with the remainder going to the lessor as an overriding royalty interest per standard oil and natural gas lease terms in this area. Under the Purchase and Sale Agreement, we are entitled to receive the proceeds of production from January 1, 2022, and Progressive was required to operate the properties and transfer ownership and royalty decks to Company following a one-month transition period. Under the Purchase and Sale Agreement, the Company made an additional cash payment to Progressive of $490,000.00 after giving effect to $110,000.00 previously paid in option extension payments under the Option Agreement. The Company is also obligated under the Purchase and Sale Agreement to make a further payment of 3% percent of the net revenue from new wells drilled until Progressive receives an additional $350,000, of which $0 has been paid as of December 31, 2023.

The Company engaged Pinnacle Energy Services, LLC ("Pinnacle”) to conduct an engineering reserve report. The report, dated March 27, 2024 but with an effective date of December 31, 2023, lists the following reserves:

Reserves Category	Reserves
	Oil (bbls)*	Natural Gas (mcf)**
PROVED
Developed:
United States	167,520	523,780
Undeveloped:
United States	0	0
TOTAL PROVED	167,520	523,780
PROBABLE
Developed	45,870	213,590
Undeveloped	894,130	3,675,970
POSSIBLE
Developed
Undeveloped	not assessed	not assessed

* a unit of measurement meaning one barrel of crude oil.

** a unit of measurement used for natural gas representing the volume of a thousand cubic feet.

The Logan Project assets are the only assets of the Company with resource production capabilities. The Company had no proved undeveloped reserves prior to acquiring the Logan Project assets and has not drilled any undeveloped locations since acquiring the Logan Project, and therefore did not make any prior investment to convert undeveloped reserves to proved, developed reserves during that year.

The well bores acquired consist of developed and undeveloped proven and probable production on the Cherokee Uplift in Central Oklahoma. AETO is listed as Operator of 31 of the original 34 wellbores acquired under the terms of the Purchase and Sale Agreement. When the Logan Project was acquired, one of the 31 wells was on the state’s “Plug or Produce” list, which are wells that are not currently active and which the state has demanded either be put into production or responsibly plugged and abandoned in accordance with applicable regulation. We reviewed this well and decided to plug it, which we did in 2023. In 2023, a second non-producing well was added to the Plug or Produce list. The Company is evaluating its options with this well. Five wells were producing upon acquisition of the Project. We have attempted to restart an additional ten wells so far, with five being successful and five producing uneconomic volumes of water for a total of ten wells producing in early 2023. The Company does not have its own saltwater disposal well and uses commercial disposal facilities to dispose of its wastewater. Wastewater must be trucked to these facilities, which increases the operating cost. Five of the producing wells proved uneconomic until costs to dispose of water are lowered and have been temporarily shut in. Five wells are in operation at the end of 2023. The five wells (both gross and net) include one that produces oil with no associated gas, three that produce both oil and gas and one that produces gas only, all for the calendar year 2023.  In 2022 we added perforations in the primary producing horizon (Mississippian Lime) in three wells and may attempt hydraulic fracture treatment on one or more of them. We attempted new perforations targeting two behind pipe zones in one well but were not able to establish production from either zone. We did not add perforations in any new zones in 2023. We have other behind pipe opportunities (which are zones in a well bore that data indicate should produce hydrocarbons but which have not yet been tested) for which we have applied for necessary Location Exceptions per regulatory requirements and we intend to exploit those opportunities upon approval. We have conducted a preliminary geologic overview of the available data for the remaining wells and identified possible behind pipe opportunities. We have engaged qualified reservoir engineers and are in the process of examining best practices and economics of accessing these zones. We intend to attempt several more recompletions in the second through fourth quarters of 2024. Wells that are not currently producing and do not appear to be good candidates for recompletion will need to be plugged and abandoned. We anticipate being able to make such decisions by the end of 2025.

To modernize operations, we have enlisted the services of an environmental engineer to ensure that the Company has a proper Spill Prevention, Containment, and Control plan ("SPCC”) in place for each of our facilities. We have begun the process of meeting their recommendations. We are researching converting one of our existing wells for saltwater disposal. This may permit us to operate wells that are currently uneconomic because we currently truck the produced wastewater off site for disposal in commercial facilities. A significant amount of saltwater is produced along with oil and natural gas and current methods of disposal are costly. We also are researching a pipeline system to reduce the number of water trucks visiting the well sites every week and examining the economics of converting our active pumping units to electrical pumps. This would enable us to sell more natural gas (some of which is currently used to run the pumping equipment) and reduce the workload on our pumper personnel because we could control well production remotely.

Oil and natural gas leases provide the Company the ability to produce oil and natural gas on its production sites. The leases customarily are for a term of three years and as long thereafter as oil and natural gas is produced; they also provide for continuing royalty payments of between 1/8% – 1/4%. The Company believes it possesses appropriate rights under all leases for its current production, however lease defects or disputes may exist or arise in the future which could result in costs to the Company to rectify or result in the Company incurring additional payments to lessors. Due to the fractionalization of the mineral interests under our leases that allow for operations and the necessity of acquiring the lease rights from hundreds of said mineral owners, we believe that no one lease is material to our strategy.

In 2022, the Company sold 2,214 barrels of oil at an average price of $92.05 per barrel and 6,551 mcf at an average price of $5.71 mcf. Using an equivalence of 6 mcf gas for every barrel of oil, this equates to 3,306 barrels of oil equivalent. Average production cost for the nine months of 2022 over which we operated was $40.86 per barrel of oil equivalent. In 2023, the Company sold 2,715 barrels of oil at an average price of $75.26 per barrel and 8,044 mcf of natural gas at an average price of $3.54 per mcf. Using an equivalence of 6 mcf gas for every barrel of oil, this equates to 4,056 barrels of oil equivalent. Average production cost for 2023 was $39.90 per barrel of oil equivalent.

The Company did not conduct any drilling or other exploratory activities in any of the prior three fiscal years.

The Company acquired acreage as part of the Logan Project purchase and has leased additional acreage in 2021 and 2022. The Company has mineral interests under 1,228.7 net acres under 1,795.2 gross acres. Of this total, 595.4 acres are undeveloped leased lands under which the Company currently has no production. These leases will expire in the near term (the leases generally have a 3-year term and most were taken in 2022) unless the Company can establish production on these lands, either by restarting existing well bores on the affected leases or drilling and completing new wells.

The Company’s subsidiary, Alpha Energy Texas Operating, LLC acquired 34 well bores as part of the Logan Project purchase during March 2022, of which it became operator of 31 wells. One of the 31 wells was plugged in 2023. The Company plans to continue to evaluate the prospects for production from these owned or leased acres which will depend, among other things, upon the cost to restart, rework or recomplete any production on the acreage.

On October 3, 2023, we entered into an agreement with Wrangler Energy Holdings, LLC for various additional parcels of the Logan Project adding approximately 240 gross acres under 5 well bores to our oil and gas properties.

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

For a further discussion of the impact of the COVID-19 pandemic on our business, please see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 Pandemic”.

Our Strategy

Our long-term business strategy is:

•Pursuing accretive, opportunistic acquisitions that meet our strategic and financial objectives. We believe that there is currently a window of opportunity for us to acquire Proved Developed Producing "(PDP”) heavy assets (wells that have been drilled and equipped and are producing marketable hydrocarbons) that also possess sizable undeveloped acreage positions from distressed and/or motivated sellers at an attractive discount to PDP PV-10 valuations. PV-10 is a metric of the time value of money commonly used in oil industry transactions. It represents the net present value of an expected cash flow, discounted at 10% (i.e., the equivalent cash right now that would equal the value of the contemplated cash flow compared to a generic investment earning 10%). Generally, a positive PV-10 may be worth pursuing, while a negative PV-10 is not. Consequently, we currently intend to focus our growth efforts on identifying, evaluating and pursuing the acquisition of such oil and natural gas properties in areas where we currently have a presence and/or specific operating expertise that will position us to enhance our expected acquisition returns through leveraging our operational experience and expertise in order to provide productivity and cost improvements, and where appropriate, increase reserves through development drilling. We may acquire individual properties or private or publicly traded companies, in each case for cash, common stock, preferred stock or a combination thereof. We believe that the historical low commodity pricing environment, and very limited sources of debt and/or equity capital available to our industry, provides significant reserve and cash flow growth opportunities for us.

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

We will continue to conduct the foregoing activities with the proceeds from this offering while seeking new acquisition candidates for our strategy. Our management’s years of experience and knowledge of the oil and natural gas industry lead us to believe that there are an abundance of additional good prospects available where operations were suspended or assets seized by lenders during prior oil and natural gas price declines that made those fields uneconomical that have either been overlooked or are not big enough for larger companies to pursue. In the process of identifying these prospects, we will utilize the expertise of our team and outsource to the highest caliber contract engineering firms available to evaluate and develop our prospects.

Certain Terminology

As used in this report:

Restart - To restart production is to perform any necessary repairs of surface equipment in order to bring an idle well back into production.

Rework – To rework a well is to repair or replace any necessary equipment down in the borehole and/or perform additional treatments or stimulation of existing perforated zones to bring an idle well back into production.

Recomplete – To recomplete an existing well that may or may not be active or any action or methodology to re-enter the well to restore it or improve it. Recompletion is differentiated from restarting or reworking inasmuch as recompletion means opening a previously untapped behind pipe zone for production.

Production and Reserve Overview

On February 17, 2022, the Company entered into a Purchase and Sale Agreement with Progressive to acquire certain oil and gas assets in Oklahoma (the “Logan Project”). The Company engaged Pinnacle Energy Services, LLC (“Pinnacle”) to evaluate and deliver a Certified SEC Reserves and Valuation Report of the Logan Project, dated March 27, 2024 but with an effective date of December 31, 2023, referenced in this prospectus as the “Report”. According to the Report, the Logan Project contained proven net reserves (including producing and non-producing) of 523,780 mcf of gas and 167,520 barrels of oil. In addition, the Logan Project contained additional probable reserves (all non-producing or undeveloped) of 3,889,560 mcf of gas and 940,000 barrels of oil.

Since closing the Logan Project, the Company has been engaged in an active leasing and quiet title program to recover any leases that had lapsed or were otherwise not conveyable by Progressive under the terms of the Purchase and Sale Agreement. During operations in 2022 an additional five wells were restarted, raising the total number of producing wells in the field to ten. During operations in 2023 some of the ten wells were shut in due to high amounts of produced wastewater. The combined effect resulted in modest production increase and improved economics.

The Company sells oil and natural gas on the spot market. It does not have any contractual price nor any delivery commitments. The Company does not have any hedges currently in place. It will explore these and other options for selling its products once volumes have increased.

The Company pumper gauges oil production into the tanks on a daily basis, and gas production is metered by the purchaser. The Company tracks the daily oil production and reconciles this with the sold oil volumes as an internal control. The resulting data record of the oil and gas production is submitted to an independent engineer for reserve estimation of the Proved Developed Producing (PDP) category. The Company does not conduct internal reserve estimation of PDP at this time.

The Company conducts an internal estimation of "Behind Pipe” reserves based on petrophysical log analysis. These estimates are performed by our President, Jay Leaver.  Mr. Leaver holds a Bachelor of Science degree in Geological Engineering from the Colorado School of Mines, and utilizes the "JLog” software of Bowler Geophysical. The results are then shared with the independent engineer, who performs his own analysis and on that basis estimates likely recovery and associated risk (Proved vs. Probable vs. Possible) for the Behind-Pipe reserves.  As defined by the Society of Petroleum Engineers, Behind-Pipe reserves are expected to be recovered from zones in existing wells, which will require additional completion work or future recompletion prior to the start of production.

For "Undeveloped” reserve estimation, the Company conducts an internal evaluation of geological controls, mapping reservoir thickness, net porosity, water saturation, and any other parameters that impact results. This work is also performed by Mr. Leaver. These maps are then shared with the independent engineer, who conducts his own analysis and on that basis estimates likely recovery and associated risk (Proved vs. Probable vs. Possible) for the Undeveloped reserves. As defined by the Society of Petroleum Engineers, Undeveloped reserves are expected to be recovered: (1) from new wells on undrilled acreage, (2) from deepening existing wells to a different reservoir, or (3) where a relatively large expenditure is required to (a) recomplete an existing well or (b) install production or transportation facilities for primary or improved recovery projects.

The Company uses personnel of Pinnacle Energy Services, LLC (“Pinnacle”) for reserve estimates in accordance with SEC guidelines. Mr. John Paul Dick, managing partner of Pinnacle, is a registered professional engineer in Oklahoma and Texas and has over forty years of experience evaluating and certifying oil and gas reserves. It should be noted on the most recent report that the size of the “Probable” reserves is largely determined by yet-to-be drilled horizontal wells in the Woodford Shale. The upside potential provided by the Woodford opportunity drove the decision to purchase this project, rather than the known low, late-stage production from the existing wells.

The categories of proved, probable and possible reserves have different levels of certainty, it is not appropriate to sum up the individual deterministic estimates for these reserves into one total reserve estimate. The individual estimates for each category are disclosed as separate estimates, with the difference in certainty for each estimate and therefore the related future cash flows have not been adjusted for risk due to that uncertainty, and therefore they may not be comparable with each other and should not be summed arithmetically with each other. See “Cautionary Note to US Investors.” It should be noted that “Possible” reserves were not assessed in the Report.

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

Market for Oil and Natural Gas Production

The market for oil and natural gas production is regulated by both the state and federal governments. Although the overall market is mature, producers are able to market their oil and natural gas through negotiations with purchasers in the area . The purchasers in the area will purchase all crude oil offered for sale at posted field prices, subject to adjustments for quality differences, volume incentives and other variances. The price adjustments for quality differences are based on the benchmark which is Saudi Arabian light crude oil on which Organization of the Petroleum Exporting Countries ("OPEC”) price changes have been based. Quality variances from benchmark crude may result in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick up the oil at the well site. In some instances, there may be deductions for transportation from the well head to the sales point. At this time, the majority of crude oil purchasers do not charge transportation fees unless the well is outside their service area. The purchaser or oil gatherer will sometimes handle check disbursements to both the working interest and royalty owners. If the purchasers will not handle the check disbursements (as is the case at the Logan Project), we will have to do so or contract with a third party to handle the payments and processing, we are a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and overriding royalty owners receive a percentage of gross oil production from a well and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we will be paying the expenses for the oil and natural gas revenues paid to the royalty and overriding royalty interests. This is standard procedure in the industry.

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

The Company, through its wholly-owned subsidiary, AETO, is a party to a Crude Oil Purchase Agreement with Energy Transfer Crude Marketing LLC, (“ETC”), dated June 7, 2022, and to a Lease Crude Purchase Agreement with Phillips 66 Company (“Phillips 66”), dated September 1, 2023, pursuant to which the Company sells to ETC or Phillips 66 all crude oil produced from the Logan Project. The price for the crude oil based on the weighted average price of West Texas Intermediate crude for the trade month and valued in the trade as Sunoco OK SW crude. The term of these agreements is month-to-month and may be terminated by either party upon 30 days advance written notice.

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

Climate Change.  Significant studies and research have been devoted to climate change, and climate change has developed into a major political issue in the United States and globally.  Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment.  Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

In the United States, no comprehensive federal climate change legislation has been implemented to date but the current administration has indicated willingness to pursue new climate change legislation, executive actions or other regulatory initiatives to limit greenhouse gas ("GHG”) emissions. These include rejoining the Paris Agreement treaty on climate change, several executive orders to address climate change, the U.S. Methane Emissions Reduction Action Plan, and a commitment to cut greenhouse gas emissions 50-52 percent of 2005 levels by 2030. Further, legislative and regulatory initiatives are underway to that purpose. The U.S. Congress has considered legislation that would control GHG emissions through a "cap and trade” program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the CAA definition of an "air pollutant.” Recent litigation has held that if a source was subject to Prevention of Significant Deterioration ("PSD”) or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so.  As a result, a source may still have to control GHG emissions if it is an otherwise regulated source.

In 2014, Colorado was the first state in the nation to adopt rules to control methane emissions from oil and natural gas facilities. In 2016, the EPA revised and expanded NSPS to include final rules to curb emissions of methane, a greenhouse gas, from new, reconstructed and modified oil and natural gas sources. Previously, already existing NSPS regulated VOCs, and controlling VOCs also had the effect of controlling methane, because natural gas leaks emit both compounds. However, by explicitly regulating methane as a separate air pollutant, the 2016 regulations were a statutory predicate to propose regulating emissions from existing oil and natural gas facilities. In September 2020, EPA made technical and policy changes to the methane rules that limited the scope of the rules. In 2021, President Biden issued Executive Order 13990, Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. In furtherance of this EO, EPA on November 2, 2021 proposed rules to regulate methane emissions from the oil and natural gas industry, including, for the first time, reductions from certain upstream and midstream existing oil and natural gas sources. These regulations also expanded controls to reduce methane emissions, such as enhancement of leak detection and repair provisions. The Pipeline and Hazardous Materials Safety Administration ("PHMSA”) and the Department of Interior continue to focus on regulatory initiatives to control methane emissions from upstream and midstream equipment. To the extent that these regulations or initiatives remain in place and to the extent that our third-party operating partners are required to further control methane emissions, such controls could impact our business.

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

Employees

As of December 31, 2023, we have three contractors, Jay Leaver, our President, Lacie Kellogg, our CFO, Jeffrey Wright, a contract field operations officer, and zero employees.

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

Risk Factors Relating to Our Business

We may not be successful in producing oil or natural gas from some of our wells.

Ten of our 34 wells are currently producing oil or natural gas. We recently attempted to restart six additional wells but had to shut in five due to uneconomic volumes of water and the sixth did not yield any product. It is likely that many of the remaining 18 wells could not be economically re-started in the existing completion zones which, as used herein, refers to the Mississippian Lime Formation. Though some of these wells may be candidates for recompletion in alternate zones or depths, we may ultimately need to plug and abandon these wells which could have a material adverse effect on our business, financial condition and operating results.

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

We produced a limited amount of oil and natural gas in 2023. Our production is not sufficient to cover our operating expenses, although the production was adequate in 2023 to cover a majority of our well bore field operations.

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

We conduct our own field operations.

We currently conduct all of our field operations through our wholly-owned subsidiary, Alpha Energy Texas Operating, LLC ("AETO”). Although we have a limited history of performing such operations, we believe we can perform these activities less expensively than using a third-party operator. In the event AETO cannot continue as operator (for instance, as a result of an accident or it loses its bond or insurance), then we would be forced to hire an outside operator and there can be no assurance that we would be able to do so or be able to do so on financially acceptable terms.

We are dependent on a single purchaser of our oil.

We sell all of our crude oil to Energy Transfer Crude Marketing LLC ("ETC Marketing”) or Phillips 66 Company (“Phillips 66”) under month-to-month agreements which may be terminated by either party upon 30 days advance written notice. In the event either agreement were to be terminated, there can be no assurance that we would be able to continue to sell crude oil produced at the Logan Project or be able to do so on financially acceptable terms. The failure to engage an alternative service provider if we lose the services of ETC Marketing and Phillips 66 would result in our inability to sell oil. There can be no assurance that ETC Marketing or Phillips 66 will continue to provide such services or that ETC Marketing or Phillips 66 or an alternative service provider will be available to provide services on financially acceptable terms.

We are dependent on a single purchaser of our natural gas.

We sell all of our natural gas to ETC Pipeline, Ltd. ("ETC Pipeline”) under a month-to-month agreement which may be terminated by either party upon 60 days advance written notice. In the event this Agreement were to be terminated, there can be no assurance that we would be able to continue to sell natural gas produced at the Logan Project or be able to do so on financially acceptable terms. The failure to engage an alternative service provider if we lose the services of ETC Pipeline would result in our inability to sell natural gas. There can be no assurance that ETC Pipeline will continue to provide such services or that ETC Pipeline or an alternative service provider will be available to provide services on financially acceptable terms.

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

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our operating costs and obtaining additional financing. The reports from our independent registered public accounting firms for the fiscal years ended December 31, 2023 and 2022 include an explanatory paragraph stating the Company has recurring net losses from operations, and a net capital deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

We have incurred net losses since inception.

We have accumulated net losses of approximately $9.3 million as of December 31, 2023. These losses have had an adverse effect on our financial condition, stockholders’ equity, net current assets, and working capital. We will need to generate higher revenues and control operating costs in order to attain profitability. There can be no assurances that we will be able to do so or to reach profitability. We expect losses to continue for the foreseeable future. We also expect that expenses will increase significantly as we seek to operate additional wells at the Logan Project and rework, restart, and recomplete existing wells at the Logan Project and elsewhere following future acquisitions, if any. We may never succeed in implementing our business strategy and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital and acquire and operate additional properties.

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

In December 2022, the Company and 20 Shekels, Inc. an affiliate of our President Jay Leaver, and AEI Management, Inc., an affiliate of our majority stockholder, AEI Acquisition Company, LLC, entered into Exchange Agreements (the "Exchange Agreements”) with respect to certain outstanding indebtedness of the Company.   Under the Exchange Agreements, the Company entered into a new 7.25% Senior Secured Note Purchase Agreement (the "NPA”), new 7.25% Senior Secured Note due December 31, 2024 (the "7.25% Notes”) and a Security Agreement (the "7.25% Security Agreement”, and together with the NPA and 7.25% Notes, the "7.25% Transaction Documents”).  Under the terms of the Exchange Agreements, 20 Shekels, Inc. was issued a $906,754 principal amount 7.25% Notes and AEI Management, Inc. was issued $413,206 principal amount 7.25% Notes. Pursuant to the Security Agreement, the 7.25% Notes are secured by assets acquired in connection with the Company’s acquisition of the Logan Project, including the 34 well bores relating to the Logan Project, other than the leases.  In the event that we fail in the future to make any required payment under the agreements governing our indebtedness, we would be in default with respect to that indebtedness and the lenders could declare such indebtedness to be immediately due and payable.  Since substantially all of our debt obligations are secured by our assets, upon a default, our lenders may be able to foreclose on our assets, which would result io the cessation of our operations at the Logan project and materially impact our business.

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

On June 25, 2020, the Company entered into a Purchase and Sale Agreement ("PSA”) with Pure Oil & Gas, Inc. ("Pure”) and ZQH Holding, LLC ("ZQH”) to acquire oil and gas assets in Rogers County Oklahoma (the "Project”) in consideration of a purchase price of $1,000,000. The operator of the Project and owner of the residual working interest is Premier Gas Company, LLC ("Premier”). As of December 31, 2020, the Company fully impaired the Project due to the lack of funds for development. On July 6, 2020, Premier filed a mechanic’s lien in Rogers County alleging past unpaid invoices. During 2021 the Company notified ZQH that title research revealed that the assets covered by the PSA are not valid or in effect and were not valid or in effect at the time the PSA was executed and denied effectiveness of the PSA and further notified ZQH that the Company had no continuing obligations and no further obligation under the $1,210,000 principal amount promissory note therefore issued in connection with the PSA as a result. There can be no assurance that Pure and ZQH do not dispute our conclusions and assert claims against us including potential litigation.

In the ordinary course of business, we may become involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment, regulatory compliance, and other matters. Except as described above, at December 31, 2023, we were not party to any legal or arbitration proceedings that may have significant effects on our financial position or results of operations. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management, or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

On January 30, 2020, the World Health Organization ("WHO”) announced a global health emergency caused by a new strain of the coronavirus ("COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The spread of COVID-19 coronavirus caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. Over time, the incidence of COVID-19 and its variants has diminished although periodic spikes in incidence occur. Consequently, restrictions imposed by various governmental health organizations may change over time. Several states have lifted restrictions only to reimpose such restrictions as the number of cases rise and new variants arise.

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

Our revenues, profitability, cash flows and future growth, as well as liquidity and ability to access additional sources of capital, depend substantially on prevailing prices for oil and natural gas and the relative mix of these commodities in our reserves and production. Sustained lower prices will reduce the amount of oil and natural gas that we can economically produce and may result in impairments of our proved and probable reserves or reduction of our proved and probable undeveloped reserves. Oil and natural gas prices also affect the amount of cash flow we could utilize for capital expenditures and our ability to borrow and raise additional capital.

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

In accordance with SEC reporting rules, we calculate the estimated discounted future net cash flows from proved reserves using the SEC’s pricing methodology for calculating proved reserves, adjusted for market differentials and costs in effect at year end discounted at 10% per annum. Actual future prices and costs may be materially higher or lower than the prices and costs we used as of the date of an estimate. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual development and production. In addition, actual production rates for future periods may vary significantly from the rates assumed in the calculation. Moreover, the 10% discount factor used when calculating discounted future net cash flows, in compliance with the FASB statement on oil and natural gas producing activities disclosures, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company, or the oil and natural gas industry in general. You should not assume that the present value of future net cash flows is the current market value of our proved and probable reserves.

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

The rate of production from natural gas and oil properties generally declines as reserves are depleted. Our proved and probable reserves will decline materially as reserves are produced except to the extent that we acquire additional mineral interests on properties containing proved reserves and our lessees or well operators conduct additional successful exploration and development drilling, successfully apply new technologies or identify additional behind-pipe zones (different productive zones within existing producing well bores) or secondary recovery reserves.

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

Cost factors can adversely affect the economics of any project, and the eventual cost of drilling, completing and operating a well is controlled by well operators and existing market conditions. Further, drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

•. unexpected drilling conditions;

•. title problems;

•. pressure or irregularities in formations;

•. equipment failures or accidents;

•. fires, explosions, blowouts and surface cratering;

•. availability to market production via pipelines or other transportation;

•. adverse weather conditions;

•. environmental hazards or liabilities;

•. lack of water disposal facilities;

•. governmental regulations;

•. cost and availability of drilling rigs, equipment and services; and

•. expected sales price to be received for natural gas, oil or NGL produced from the wells.

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

Our proved and probable undeveloped reserves may not be ultimately developed or produced. The development of our proved and probable undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.

A significant amount of our total estimated proved and probable reserves (by volume) were undeveloped and may not be ultimately developed or produced. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates assume we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove to be accurate. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled, or that the results of such development will be as estimated. If we choose not to spend the capital to develop these reserves, or if we are not otherwise able to successfully develop these reserves, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve rules, because proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any proved undeveloped reserves that are not developed within this five-year time frame. A removal of such reserves may significantly reduce the quantity and present value of our natural gas and oil reserves which would adversely affect our business and financial condition.

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

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. There is evidence that the increase in crude oil prices during the first half of calendar year 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described in this "Risk Factors” section.

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

Our controlling stockholder, AEI Acquisition Company, LLC, currently owns approximately 74% of the total issued and outstanding common stock of the Company and our officers and directors own approximately 2.96% of our common stock (exclusive of shares of our common stock underlying the 7.25% Notes held by affiliates of Harry McMillan, who maintains sole voting and investment power over AEI Acquisition Company, LLC,  which are subject to certain limitation on conversion at any time the holder beneficially owns in excess of 4.99% of our common stock). AEI and management are able to influence the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.

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

In addition, discovery and disclosure of a material weakness in the future or our inability to cure the material weakness we previously discovered and disclosed, by definition, could have a material adverse impact on our consolidated financial statements. Such an occurrence could negatively affect our business and affect how our stock trades. This could, in turn, negatively affect our ability to access public equity or debt markets for capital.

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

Prior to this offering, there has been no meaningful public market for our common stock although our common stock is quoted on the OTC Pink Open Markets. We have applied to list our common stock on the NYSE American Stock Exchange in connection with this offering however, an active trading market may not develop following the completion of this offering or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the price of shares of common stock. An inactive market may impair our ability to raise capital by selling shares and our ability to use our capital stock to acquire other companies or technologies. We cannot predict the prices at which our common stock will trade. The initial public offering price of our common stock may not bear any relationship to the market price at which our common stock will trade after this offering.

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

AEI Acquisition Company, LLC currently owns approximately 74% of the outstanding shares of our common stock. If it, or any other of our stockholders, sells substantial amounts of our common stock in the public market upon the expiration of any statutory holding period or otherwise, or issued upon the exercise of outstanding warrants or other rights to receive common stock, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Shares of restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares or (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act, which is generally six months from the issuance date.

Under the terms of a Purchase and Sale Agreement with Pure Oil & Gas, Inc. and ZQH Holding, LLC entered into on June 25, 2020 for the purchase of oil and natural gas assets in Rogers County, Oklahoma, the Company recorded $1,210,000 of convertible debt convertible into our common stock at $1.00 per share which the Company has disputed any obligation to pay or convert due to the seller’s failure to perform. In the event that the seller prevailed and was able to convert its debt into common stock, the Company could be required to issue additional shares of its common stock which constitutes additional overhang and could have the effects described above.

Our common stock may become subject to the "penny stock” rules of the SEC, which would make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the NYSE American Stock Exchange or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

ITEM 3. LEGAL PROCEEDINGS.

During the year ended December 31, 2023, the Company received notice that McCartney Engineering, LLC claimed the Company had failed to comply with the issuance of securities and performance under a contract for services involving 50,000 shares of common stock and legend removal demanding action pursuant to a court order, however the Company is not aware of such order.

On May 23, 2023, a complaint was filed against the Company in the Probate Court of Harris County, Texas by Ernest Berger, as Independent Executor of the Estate of John Lepin. The action, Ernest Berger, Executor of the Estate of John Lepin v. Alpha Energy, Inc. was commenced in Probate Court, Harris County, Texas (No 511582-401), alleging breach of an employment contract with John Lepin, who resigned from the Company in 2022, among other claims for unpaid compensation. The complaint seeks payment of $39,246, issuance of 22,250 shares of common stock, an indeterminate amount of royalty payments, attorney’s fees, costs and expenses, as well as interest and additional relief as the court may award.

On September 18, 2023, the District Court, Yuma County, Colorado entered a Default Judgment against the Company in the matter of McCartney Engineering, LLC v. Alpha Energy, Inc, N/K/A Truleum, Inc. The Default Judgment was for the amount of $77,430.30 for work claimed to be done by Plaintiff, McCartney, LLC and also awarded 50, 000 shares of the Company’s restricted stock, represented by Share Certificate #1177, to the Plaintiff. The Court then wrote its own Rule 144 Opinion declaring the shares in question to be free trading. The Company’s Agent was never served with the Complaint from which this Default Judgment springs and intends to retain counsel to seek relief under Colorado Civil Rule 60 to obtain relief from the judgment for that reason.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Our common stock is currently quoted on the OTC Pink Open Markets under the symbol TRLM.

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

	High	Low
Fiscal 2022

First Quarter	$5.05	$1.35
Second Quarter	4.99	2.55
Third Quarter	7.05	2.50
Fourth Quarter	7.15	6.25

Fiscal 2023

First Quarter	7.15	1.50
Second Quarter	6.85	2.55
Third Quarter	5.00	1.00
Fourth Quarter	5.25	1.71

Fiscal 2024

First Quarter (through March 7)	7.00	2.51

Holders

As of April 4, 2024, there are 129 record holders of our common stock.

Dividends.

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, general business conditions, and state law regulating the payment of dividends.

Shareholders.

As of April 4, 2024, there were 21,788,178 shares of common stock outstanding held by 129 shareholders of record, and no shares of preferred stock outstanding.

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

Results of Operations

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The Company generated revenues of $146,270 and $198,444 during the years ended December 31, 2023 and 2022, respectively. The decrease of $52,174, or 26%, in revenue was due to a decrease in sales throughout the year.

Lease operating expenses were $411,133 for the year ended December 31, 2023 compared to $573,770 for 2022; the decrease of $162,637, or 28%, in oil and gas sales and lease operating expenses was due to the decrease in Alpha Energy Texas revenue and operations.

Operating expenses were $1,742,040 for the year ended December 31, 2023 compared to $1,292,498 for 2022. The increase of $449,542, or 35%, was primarily attributable to an increase of $132,779 in professional expenses related to the Company’s legal and audit firms, depletion expense of approximately $30,000 and an increase of $340,010 in board of director fees due to the issuance of options during the third and fourth quarters of 2023.

Other expenses were $241,747 for the year ended December 31, 2023 compared to other expenses of $52,365 for 2022. The increase of $189,382, or 362%, was attributable to an increase in interest expense in the current year of $17,670, which was offset by a gain on the change in fair value of derivative liabilities in the prior year of $171,712.

During the year ended December 31, 2023, the Company recognized a net loss of $2,248,650 compared to $1,720,189 for the year ended December 31, 2022.

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

As of December 31, 2023, we had total current assets of $115,822 and total current liabilities of $3,411,797. We have historically funded our operations from lines of credit, sales of equity securities, loans and advances, including from related parties.

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

Cash Flows –

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Fiscal Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(683,839)	$(1,463,814)
Net cash used in investing activities	(363,763)	(1,387,449)
Net cash provided by financing activities	$957,458	$2,946,408

Cash flows from operating activities

Our cash flows used in operating activities to date have been primarily comprised of costs related to pursuing acquisitions and general and administrative activities as a result of operating as a public company, which we expect to increase.

The Company had $683,839 of cash used in operating activities during the year ended December 31, 2023, compared to $1,463,814 used in operations during the same period in 2022. Net cash used in operating activities during the year ended December 31, 2023 was comprised of our $2,248,650 net loss during the period, adjusted by non-cash charges of $648,849, as well as changes in operating assets and liabilities of $915,962. Net cash used in operating activities during the year ended December 31, 2022 was mainly comprised of our $1,720,189 net loss during the period, adjusted by non-cash charges of $308,720 for stock-based compensation and a gain on change in fair value of derivative liabilities of $171,712, as well as changes in operating assets and liabilities of $11,092.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities.

The Company had $363,763 of cash used in investing activities during the year ended December 31, 2023, compared to $1,387,449 used in investing activities during the same period in 2022. Net cash used in investing activities during the year ended December 31, 2023 was mainly comprised of acquisitions of oil and gas property of $353,689; net cash used during the same period in 2022 was mainly comprised of acquisitions of oil and gas properties of $1,314,883.

Cash flows from financing activities

We have financed our operations primarily through sales of equity securities, loans and advances, including from related parties.

The Company had $957,458 of cash provided by investing activities during the year ended December 31, 2023, compared to $2,946,408 used in investing activities during the same period in 2022. Net cash provided by financing activities during the year ended December 31, 2023 was comprised of proceeds from related party convertible credit lines. Net cash provided by financing activities during the year ended December 31, 2022 was comprised of $120,236 in proceeds from advances - related parties, $500,000 from senior secured convertible notes payable - related party and $2,504,500 in proceeds from the sale of common stock; these were offset by repayments of the convertible credit line and of advances – related parties of $168,328 and $10,000, respectively.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market and other risks including credit risks, the market price for oil and natural gas and transaction risks as well as risks relating to the availability of funding sources, hazard events and specific asset risks.

Going Concern

The continuation of the Company as a going concern is dependent upon our ability to obtain continued financial support from its stockholders, necessary equity financing to continue operations and the attainment of profitable operations. As of December 31, 2023, the Company has incurred an accumulated deficit of $9,340,757 since inception and had not yet generated any revenue from operations. Additionally, management anticipates that its cash on hand as of December 31, 2023 is sufficient to fund its planned operations into but not beyond one year from the date of the issuance of these consolidated financial statements. The Company’s continuing losses from operations and net capital deficiency raise substantial doubt regarding our ability to continue as a going concern.

We will have additional capital requirements for 2024 and beyond. We may need to seek additional financing, which may or may not be available to us.

Off Balance Sheet Arrangements

None

Contractual Obligations

The Company, through its wholly-owned subsidiary Alpha Energy Texas Operating LLC, (“AETO”), is a party to a Crude Oil Purchase Agreement with Energy Transfer Crude Marketing LLC (“ETC”), dated June 7, 2022. AETO is similarly a party to a Lease Crude Oil Purchase Agreement with Phillips 66 Company (“Phillips 66”), dated September 1, 2023. Pursuant to these Agreements the Company sells to ETC or Phillips 66 all crude oil produced from the Logan Project. The price for the crude oil based on the weighted average price of West Texas Intermediate crude for the trade month, and valued in the trade as Sunoco OK SW crude. The term of these Agreements are month-to-month and may be terminated by either party upon 30 days advance written notice.

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

Significant Accounting Policies

For a discussion of our significant accounting policies, please see Note 1 to the audited consolidated financial statements included as part of this report. Management determined there were no critical accounting policies.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate reclassification contracts with the earliest maturity date first. Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

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

44

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

45

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Truleum, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Truleum, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

April 4, 2024

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$5,218	$95,362
Joint interest billing receivable	21,284	31,492
Prepaid assets and other current assets	89,320	81,690
Total current assets	115,822	208,544

Noncurrent assets:
Property and equipment, net	43,513	88,020
Oil and gas property, proved and unproved, full cost	1,814,363	1,460,674
Total noncurrent assets	1,857,876	1,548,694

Total assets	$1,973,698	$1,757,238

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,062,239	$334,657
Accounts payable and accrued expenses - related parties	-	328,375
Interest payable - related parties	136,100	22,183
Subscription liability	6,000	-
Subscription liability – related party	40,000	-
Convertible credit line payable – related party	957,458	-
Convertible note payable	1,210,000	1,210,000
Total current liabilities	3,411,797	1,895,215

Senior secured convertible notes payable, related party, net of discount of $15,993 and $120,231, respectively	1,303,967	1,199,729
Asset retirement obligation	5,938	918
Total liabilities	4,721,702	3,095,862

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized:
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 21,742,178 and 21,653,326 shares issued and outstanding, respectively	21,742	21,653

Additional paid-in capital	6,571,011	5,731,830
Accumulated deficit	(9,340,757)	(7,092,107)
Total stockholders' deficit	(2,748,004)	(1,338,624)

Total liabilities and stockholders' deficit	$1,973,698	$1,757,238

See accompanying notes to the consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Statements of Operations

For the Years ended December 31, 2023 and 2022

	For the year ended
	December 31, 2023	December 31, 2022

Oil and gas sales	$146,270	$198,444

Lease operating expenses	411,133	573,770
Gross loss	(264,863)	(375,326)

Operating expenses:
Professional services	540,544	407,765
Board of director fees	496,010	156,000
General and administrative	705,486	728,733

Total operating expenses	1,742,040	1,292,498

Loss from operations	(2,006,903)	(1,667,824)

Other income (expense):
Other income	-	-
Interest expense	(241,747)	(224,077)
Gain on change in fair value of derivative liabilities	-	171,712
Total other income (expense)	(241,747)	(52,365)

Net loss	$(2,248,650)	$(1,720,189)

Loss per share:
Basic	$(0.10)	$(0.09)
Diluted	$(0.10)	$(0.09)

Weighted average shares outstanding:
Basic	21,710,349	19,802,657
Diluted	21,710,349	19,802,657

See accompanying notes to the consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Statements of Stockholders' Deficit

For the years ended December 31, 2023 and 2022

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2022	21,653,326	$21,653	$5,731,830	$(7,092,107)	$(1,338,624)

Shares issued for the settlement of accounts payable – related party	70,852	71	354,189	-	354,260

Stock-based compensation	18,000	18	484,992	-	485,010

Net loss	-	-	-	(2,248,650)	(2,248,650)

Balance, December 31, 2023	21,742,178	$21,742	$6,571,011	$(9,340,757)	$(2,748,004)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2021	18,824,106	$18,824	$2,739,634	$(5,371,918)	$(2,613,460)

Stock issued for cash	2,504,500	2,504	2,501,996	-	2,504,500

Stock-based compensation	324,720	325	308,395	-	308,720

Extinguishment of derivative liability	-	-	181,805	-	181,805

Net loss	-	-	-	(1,720,189)	(1,720,189)

Balance, December 31, 2022	21,653,326	$21,653	$5,731,830	$(7,092,107)	$(1,338,624)

See accompanying notes to the consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Cash flows from operating activities:
Net loss	$(2,248,650)	$(1,720,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	485,010	308,720
Depreciation expense	54,581	8,929
Amortization of debt discount	104,238	99,346
Asset retirement obligation expense	5,020	-
Gain on change in fair value of derivative liabilities	-	(171,712)
Changes in operating assets and liabilities:
Joint interest billing receivable	10,208	(31,492)
Prepaid expenses and other current assets	(7,630)	(57,940)
Accounts payable	727,582	52,308
Accounts payable-related party	25,885	87,423
Subscription liability	6,000	-
Subscription liability – related party	40,000	-
Interest payable	113,917	(39,207)
Net cash used in operating activities	(683,839)	(1,463,814)

Cash flows from investing activities:
Cash paid for purchase of property and equipment	(10,074)	(72,566)
Acquisition of oil and gas property	(353,689)	(1,314,883)
Net cash used in investing activities	(363,763)	(1,387,449)

Cash flows from financing activities:
Proceeds from convertible credit line, related party	957,458	-
Proceeds from advances, related parties	-	120,236
Repayment of advances, related parties	-	(10,000)
Repayment of convertible credit line payable - related party	-	(168,328)
Proceeds from senior secured convertible notes payable, related party	-	500,000
Proceeds from sale of common stock	-	2,504,500
Net cash provided by financing activities	957,458	2,946,408

Net change in cash and cash equivalents	(90,144)	95,145

Cash and cash equivalents, at beginning of period	95,362	217

Cash and cash equivalents, at end of period	$5,218	$95,362

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,419	$133,826
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount on senior secured convertible notes payable - related party	$-	$208,476
Advances and other liabilities converted to senior secured convertible notes payable, related party	$-	$819,956
Extinguishment of derivative liability	$354,260	$181,805

See accompanying notes to the consolidated financial statements.

TRULEUM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Colorado on September 26, 2013 for the purpose of acquiring and executing oil and gas leases. The Company has realized limited revenues from its planned business activities.

On April 27, 2023, the Company amended its articles of incorporation to change their name from Alpha Energy, Inc. to Truleum, Inc.

A summary of significant accounting policies of Truleum, Inc. (“we”, “our”, the Company) is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying consolidated financial statements. These consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

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

Correction of Previously Issued Financial Statements

Subsequent to the filing of the Company’s Form 10-K for the years ended December 31, 2022 and 2021 on April 17, 2023, and during the course of preparing its consolidated financial statements for the three months ended March 31, 2023, the Company identified errors in the consolidated financial statements for the year ended December 31, 2022. The errors pertained to the overstatement of revenue and the understatements in property and equipment, net, accounts payable and accrued expenses – related parties, and general and administrative expenses for the year ended December 31, 2022.

The Company assessed the materiality of these misstatements on the prior periods consolidated financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC 250 (“ASC 250”), Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. In accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Financial Statements as of December 31, 2022, and the year then ended, were revised, and selected line items from the Company's balance sheet, statement of operations and statements of cash flow for the affected period illustrating the effect of the corrections were presented in the Company’s Form 10-Q for the three months ended March 31, 2023, which was filed with the SEC on June 2, 2023. The corrections for the consolidated financial statements as of December 31, 2022 have been reflected throughout these audited consolidated financial statements and accompanying notes.

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) the performance obligations are satisfied. We derive all our revenues from oil and gas production.

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold, and also when collectability is ensured. The Company may in the future have an interest with other producers in certain properties, in which case the Company will use the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of natural gas actually sold by the Company. The Company also reduces revenue for other owners’ natural gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and natural gas reserves. The Company had no gas imbalances at December 31, 2023 or 2022. During the years ended December 31, 2023 and 2022, the Company recorded revenues of $146,270 and $198,444, respectively, and costs of revenues totaling $411,133 and $573,770, respectively.

Basic and Diluted Earnings per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings (Loss) per Share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the years ended December 31, 2023 and 2022, there were 783,751 and 263,992 shares issuable from senior secured convertible notes and convertible credit line payable which were considered for their dilutive effects but concluded to be anti-dilutive, respectively.

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

The carrying amount of the Company’s financial instruments consisting of accounts payable, notes payable and convertible notes approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate reclassification contracts with the earliest maturity date first. Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line depreciation method as follows:

Computer equipment	3 years
Vehicles	4 years
Machinery and equipment	5 years

Oil and natural gas properties

The Company accounts for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of unproved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

Costs associated with unevaluated properties are capitalized as oil and natural gas properties but are excluded from the amortization base during the evaluation period. When we determine whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization.

The Company assesses all items classified as unevaluated property on at least an annual basis for inclusion in the amortization base. It assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate that there would be impairment, or if proved reserves are assigned to a property, the cumulative costs incurred to date for such property are transferred to the amortizable base and are then subject to amortization.

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

Asset retirement obligation

The Company records the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest, the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred. The Company had accrued an asset retirement obligation liability totaling $5,938 and $918 as of December 31, 2023 and 2022, respectively.

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

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of these consolidated financial statements.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plans and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

The Company entered into a Letter of Intent with Chicorica, LLC (Chicorica) on December 13, 2018; Chicorica has developed an oil and gas exploration project in northeastern New Mexico that includes several prospective areas which the Company is interested in exploring, as well as utilizing Chicorica’s seismic and other data and expertise. On March 1, 2022, the Company entered into an extension agreement with Chicorica to extend the closing through August 5, 2022. In return, the Company must pay $30,000 by April 1, 2022, $35,000 by July 8, 2022 and $30,000 by August 5, 2022. During the year ended December 31, 2022, the Company paid $30,000 related to the extension agreement.

Oil and gas properties at December 31, 2023 and 2022 consisted of the following:

	Balance		Balance
Account	12/31/2022	Additions	12/31/2023
Leasehold Improvements - Chicorica	$40,000	$-	$40,000
Leasehold Improvements - Undeveloped	62,596	1,377	63,973
Lease Acquisition and Development Costs - Logan County	1,358,078	381,326	1,739,404
Asset retirement obligation – true-up	-	1,348	1,348
(Accumulated depletion)	-	(30,362)	(30,362)
Total oil and gas related assets	$1,460,674	$353,689	$1,814,363

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

The total deferred tax asset was approximately $1,485,000 and $1,033,000 as of December 31, 2023 and 2022, respectively which is calculated by multiplying a 25.63% estimated tax rate by the cumulative net operating loss (NOL) of approximately $5,793,000 and $4,029,000, respectively.

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

The Company is subject to United States federal income taxes at an approximate rate of 21% and state income taxes at an approximate rate of 4.63%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

The net deferred tax assets consist of the following:

	2023	2022
Deferred income tax assets
Net operating loss carry forward	$1,485,000	$1,033,000
Valuation allowance	(1,485,000)	(1,033,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2023	2022
Tax benefit at effective rate	$453,000	$408,000
Change in valuation allowance	(453,000)	(408,000)
Provision for income taxes	$-	$-

The Company has an operating loss carry forward of approximately $5,793,000 as of December 31, 2023.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of its capital stock, consisting of 10,000,000 shares of preferred stock, par value $0.001 per share, and 65,000,000 shares of common stock, par value $0.001 per share.

During 2022 and through June 30, 2023, the Company compensated each director with 4,000 shares of common stock per month (see discussion below of revised Board of Director compensation plan). For the years ended December 31, 2023 and 2022, the Company issued 72,000 and 156,000 shares of common stock for a total of $72,000 and $156,000, respectively, as board of director compensation related to this plan.

On September 2, 2022, the Company entered into a six-month agreement with a consultant that included the issuance of 60,000 common shares; such shares were issued as of December 31, 2022. During the years ended December 31, 2023 and 2022, the Company recognized $20,000 and $40,000, respectively, of expense related to this agreement.

On October 15, 2022, the Company entered into a one-year agreement with a consultant. Per the agreement, the Company will compensate the consultant $10,000 and issue 2,000 common shares per month. During the year ended December 31, 2023, the Company issued 18,000 common shares, recorded a subscription liability for $6,000 and expense of $24,000 related to this agreement. During the year ended December 31, 2022, the Company issued $5,000 shares and recorded $5,000 of expense related to this agreement.

On April 10, 2023, the Company issued 70,852 shares of common stock valued at $5.00 per share to settle outstanding consulting invoices owed to Jay Leaver, President for an aggregate amount of $354,260.

On July 1, 2023, the Company adopted a revised Board of Directors compensation plan, replacing the previous director compensation plan, which provided monthly grants to non-employee directors (see discussion above). Under the new plan, each director receives compensation for their service on the Board and reimbursements for certain expenses in accordance with the Company’s reimbursement policy. Until the Company’s common stock is listed on a national securities exchange, each non-employee director shall receive options to purchase shares of common stock valued at $150,000 by the Black-Scholes pricing model on an annual basis, payable quarterly, with an exercise price equal to the closing price of the Company’s common stock on the last business day of the quarter. See details of stock options below.

On January 12, 2024, the Company issued 40,000 shares of its common stock to Company director Mark Timm as a bonus effective December 31, 2023; this amount of $40,000 was recorded as a subscription liability – related party on the balance sheet as of year-end.

Stock Options

The following table summarizes the stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2022	–	$–
Granted	134,145	2.86
Exercised	–	–
Forfeited and expired	–	–
Outstanding at December 31, 2023	134,145	$2.86

On September 30, 2023, the Company granted a total of 96,060 options to the Company’s board of directors, or 19,212 options each to Robert J. Flynn, Jr., Lacie Kellogg, Mark Timm, Isaac Dietrich and Richard Nummi. The options have a ten-year term and have an exercise price of $2.01 per share. The fair value of the 96,060 options at issuance was $187,501. The Company valued the options using the Black-Scholes model with the following key assumptions: a fair value stock price of $2.01, an exercise price of $2.01, a term of ten years, volatility of 182%, a discount rate of 4.61% and a dividend yield of 0%.

On December 29, 2023, the Company granted a total of 38,085 options to the Company’s board of directors, or 7,617 options each to Robert J. Flynn, Jr., Lacie Kellogg, Mark Timm, Isaac Dietrich and Richard Nummi. The options have a ten-year term and have an exercise price of $5.00 per share. The fair value of the 38,085 options at issuance was $187,510. The Company valued the options using the Black-Scholes model with the following key assumptions: a fair value stock price of $5.00, an exercise price of $5.00, a term of ten years, volatility of 204%, a discount rate of 3.84% and a dividend yield of 0%.

As of December 31, 2023, the outstanding stock options have a weighted average remaining term of 9.8 years and have no aggregate intrinsic value.

For the year ended December 31, 2022

During the year ended December 31, 2022, the Company issued 78,720 shares of common stock to Kelloff Oil & Gas, LLC and recorded stock compensation in the amount of $78,720.

The Company also issued 29,000 shares of common stock for services provided during the year ended December 31, 2022, and recorded stock compensation in the amount of $29,000.

During the year ended December 31, 2022, the Company issued 2,504,500 shares of common stock for cash proceeds of $2,504,500.

NOTE 6 – RELATED PARTY TRANSACTIONS

Chicorica

The Company entered into a Letter of Intent with Chicorica on December 13, 2018; Chicorica has developed an oil and gas exploration project in northeastern New Mexico that includes several prospective areas which the Company is interested in exploring, as well as utilizing Chicorica’s seismic and other data and expertise. On March 1, 2022, the Company entered into an extension agreement with Chicorica to extend the closing through August 5, 2022. In return, the Company must pay $30,000 by April 1, 2022, $35,000 by July 8, 2022 and $30,000 by August 5, 2022. During the year ended December 31, 2022, the Company paid $30,000 related to the extension agreement.

Advances - Related Party

The Company received advances from AEI Management, Inc., a Company owned by a significant shareholder, totaling $0 and $88,956 during the years ended December 31, 2023 and 2022, respectively. The advances are unsecured, non-interest bearing and are payable on demand. During the year ended December 31, 2022, the Company repaid $10,000 of the advances and converted $413,206 of advances to a senior secured convertible note due February 24, 2024.

The Company received advances from Jay Leaver, President of the Company, totaling $135,381 and $31,280 during the years ended December 31, 2023 and 2022, respectively. The advances are unsecured, non-interest bearing and payable on demand. During the year ended December 31, 2023, the Company converted $135,381 plus interest of $6,854 into a convertible revolving promissory note due on October 1, 2024. During the year ended December 31, 2022, the Company converted $325,580 of advances to a senior secured convertible note due February 24, 2024.

As of December 31, 2023 and 2022, there were no advances due to related parties for either period.

Accounts Payable and Accrued Expenses - Related Parties

As of December 31, 2023 and 2022, there was $0 and $328,375 of accounts payable - related parties; the prior year balance consisted of $203,484 due to Leaverite Exploration, Inc. d/b/a Leaverite Consulting (“Leaverite Exploration”), a corporation wholly-owned by our President, Jay Leaver pursuant to a consulting agreement. On April 10, 2023, the Company issued 70,852 shares of common stock valued at $5.00 per share to settle outstanding consulting invoices in the amount of $354,260 owed to Mr. Leaver.

Subscription Liability – Related Party

On January 12, 2024, the Company issued 40,000 shares of its common stock to Company director Mark Timm as a bonus effective December 31, 2023; this amount of $40,000 was recorded as a subscription liability – related party on the balance sheet as of year-end.

Convertible Credit Line Payable – Related Party

AEI Acquisition Company, LLC

On June 1, 2021, the Company entered into a new convertible credit line agreement with AEI Acquisition Company, LLC. (“AEI”), the Company’s majority shareholder, to borrow up to $1,500,000; the agreement has a maturity date of June 1, 2023. The outstanding balance accrues interest at a rate of 7% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of the close price of the common stock as quoted on the OTCBB on the day interest is due and payable immediately preceding the conversion or $4.00. The Company analyzed the conversion option in the convertible line of credit for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transaction does qualify for derivative treatment. The Company evaluated the new convertible credit line for debt modification in accordance with ASC 470-50 and concluded that the debt qualified for debt modification as the borrowing capacity under the new credit line is greater than the borrowing capacity under the original credit line. There were no fees paid to the creditor and no unamortized deferred costs on the original credit line. Accordingly, no expense was recognized in connection with the transaction.

During the year ended December 31, 2022, the Company amortized $11,100 of the discount as interest expense, and as of December 31, 2022, the unamortized discount was $0. During the year ended December 31, 2022, the Company repaid $168,328 of principal on the convertible credit line and $53,275 of accrued interest and as of December 31, 2022, the outstanding principal balance on the convertible credit line was $0. See discussion of derivative liability in Note 8 – Derivative Liability.

On February 11, 2023, the Company and AEI entered into an amendment to the convertible revolving credit line (the “First Amendment”), which provided that any outstanding amount of principal and/or interest under the revolving credit line may be converted into fully paid and non-assessable shares of common stock, $0.001 per share par value, at a fixed conversion price of $1.50 per share subject to adjustment for stock dividends, stock splits, recapitalizations, or other similar transactions that affect the rights of common stockholders generally. On May 30, 2023 and January 8, 2024, the Company and AEI entered into second and third amendments to the convertible revolving credit line, which extended the maturity dates of the lines to December 31, 2023 and January 1, 2025, respectively. As of December 31, 2023, the Company has drawn $703,430 on the convertible note, with accrued interest of $22,183.

20 Shekels

On October 23, 2023, the Company entered into a new revolving credit facility with 20 Shekels, Inc. (“20 Shekels”), an affiliated company, to borrow up to $500,000; the agreement has a maturity date of October 1, 2024, will accrue interest at a rate of 12% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of $5.00 per share or a 10% discount to a 3-day volume weighted price average subject to adjustment as provided in the note agreement. Since May 16, 2023, 20 Shekels has made loans in favor of the Company in the amounts of principal and accrued interest totaling $142,235 as of October 3, 2023 (the date these amounts were evaluated for incorporation into the credit facility); such amounts will be consolidated and incorporated into the indebtedness covered by this facility. As of December 31, 2023, the Company has a balance of $254,028, with accrued interest of $12,513.

Senior Secured Convertible Notes Payable – Related Party

AEI Acquisition Company, LLC

On February 25, 2022, the Company entered into a secured senior secured convertible note with AEI for the purchase and sale of convertible promissory notes (“Convertible Note”) in the principal amount of $5,000,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a fixed conversion price of $5.00 per share; upon conversion, the Company would issue the noteholder 1,000,000 shares of common stock. The Convertible Note bears interest at a rate of 7.25% per annum, is paid on a quarterly basis, and has a maturity date of February 25, 2024. The Convertible Note is secured by certain oil and gas leases, lands, minerals and other properties of the Company, subject to prior liens and security interests. During the year ended December 31, 2022, $413,206 from a related party was exchanged for a convertible note; due to the variable conversion price in the convertible credit line, this fixed senior secured convertible note is treated as a derivative due to the possibility of insufficient shares available at conversion to settle the note. The day one derivative liability was $65,262, which was recorded as a discount; for the years ended December 31, 2023 and 2022, the Company amortized $32,631 and $27,624, respectively, of the discount as interest expense. As of December 31, 2023 and 2022, the unamortized discount was $5,006 and $37,638, respectively. The outstanding principal balance on the senior secured convertible notes payable as of December 31, 2023 and 2022 was $413,206 as of both dates.

20 Shekels

On February 25, 2022, Mr. Leaver assigned a $406,750 promissory note and advances of $500,000 to 20 Shekels. On the same day, the assigned promissory note and advance totaling $906,750 were transferred into a secured senior secured convertible note. The convertible note bears interest at 7.25% and matures on February 25, 2024. The note is convertible into shares of the Company at $5.00 per share. Due to the variable convertible credit line, this fixed senior secured convertible note is treated as derivatives due to the possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $143,214, which was recorded as a discount; for the years ended December 31, 2023 and 2022, the Company amortized $71,607 and $60,621, respectively, of the discount as interest expense. As of December 31, 2023 and 2022, the unamortized discount was $10,986 and $82,593, respectively. The outstanding principal balance on the senior secured convertible notes payable as of December 31, 2023 and 2022 was $906,754 as of both dates.

As of December 31, 2023 and 2022, the senior secured convertible notes payable balance, net of discount, was $1,303,967 and $1,199,729 respectively, with accrued interest of $79,225 and $0, respectively.

Exchange Agreements

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

As of December 31, 2023, the senior secured convertible notes payable balance, net of discount, was $1,303,967.

As of December 31, 2023, the future maturities of debt, excluding debt discounts, are as follows:

2024	$2,783,988
2025	703,430
2026	-
2027	-
2028 and thereafter	-
Total	$3,487,418

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On June 25, 2020, the Company entered into a Purchase and Sale Agreement ("PSA”) with Pure Oil & Gas, Inc. ("Pure”) and ZQH Holding, LLC ("ZQH”) to acquire oil and gas assets in Rogers County Oklahoma (the "Project”) in consideration of a purchase price of $1,000,000. The operator of the Project and owner of the residual working interest is Premier Gas Company, LLC ("Premier”). As of December 31, 2020, the Company fully impaired the Project due to the lack of funds for development. On July 6, 2020, Premier filed a mechanic’s lien in Rogers County alleging past unpaid invoices. During 2021 the Company notified ZQH that title research revealed that the assets covered by the PSA are not valid or in effect and were not valid or in effect at the time the PSA was executed and denied effectiveness of the PSA and further notified ZQH that the Company had no continuing obligations and no further obligation under the $1,210,000 principal amount promissory note therefore issued in connection with the PSA as a result. There can be no assurance that Pure and ZQH do not dispute our conclusions and assert claims against us including potential litigation.

Since June 1, 2021, no further extension agreements have been entered into and as of December 31, 2023 and 2022, the convertible note payable balance was $1,210,000 with accrued interest of $22,882 for both dates. The Company is in legal discussions with ZQH to relieve the loan as the properties in the purchase agreement were not held by title.

NOTE 8 – DERIVATIVE LIABILITY

As discussed in Note 1, on a recurring basis, the Company measures certain financial assets and liabilities based upon the fair value hierarchy. As of December 31, 2023, and 2022, the Company had $0 derivative liability balances as of both dates on the consolidated balance sheets and recorded a gain from the derivative liability fair value adjustment of $171,712 during the year ended December 31, 2022. The Company assessed its outstanding convertible credit line payable and determined certain convertible credit lines payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments. During the year ended December 31, 2022, the Company repaid the convertible credit line in full, which caused the senior secured convertible notes to no longer be classified as a derivative. As a result, the Company recorded a reclassification from derivative liabilities to equity of $181,805.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Effective November 1, 2018, the Company entered into an employment contract with John Lepin, the President and CFO of the Company at that time. The President will receive an annual salary of $120,000, increasing 10% per year for five years. In addition, the employee will receive $750 per month for health insurance, will receive a year-end bonus of 25,000 shares of the Company stock and will receive a 0.03125% overriding royalty interest in each future producing well. On April 8, 2022, CFO resigned as director, officer and employee of the Company.

Legal Matters

On May 23, 2023, a complaint was filed against the Company in the Probate Court of Harris County, Texas by Ernest Berger, as Independent Executor of the Estate of John Lepin. The Complaint was filed pursuant to the Texas Estates Code Section 351.054 and alleges breach of an employment agreement with John Lepin, who resigned from the Company in 2022, among other claims for unpaid compensation. The Complaint seeks i) payment of $39,247, ii) the issuance of 22,250 shares of common stock, iii) an indeterminate amount of royalty payments, iv) attorney’s fees, costs and expenses, as well as v) interest and such other relief as the court may award. The answer was filed August 8, 2023; the company is disputing the litigation and believes at this point the result is undeterminable. As a result, no accrual has been made as of December 31, 2023.

NOTE 10 – SUBSEQUENT EVENTS

On January 29, 2024, the Company’s Board of Directors voted to increase the size of the board by reappointing Richard Nummi as a member.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent auditor on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO" 2013). Based upon this evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2023.

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

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal controls once we have adequate funds to do so. We appointed an independent director to our Board as chairman of the audit committee who qualifies as a financial expert in February 2023; we believe the addition of Mr. Isaac Dietrich has improved the overall performance of our control over our financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our Proxy Statement for our upcoming 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 45 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Description
3.1 **

Articles of Amendment to Articles of Incorporation of the Company dated April 27, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC June 2, 2023).

3.2 **

Amended and Restated Articles of Incorporation of the Company dated April 27, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 25, 2023 filed with the SEC on May 1, 2023).

3.3 **	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 4, 2022).
10.1 **

Exchange Agreement, dated December 31, 2022, by and between Truleum, Inc and 20 Shekels, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.2 **

Exchange Agreement, dated December 31, 2022, by and between Truleum, Inc. and AEI Management Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.3 **

Note Purchase Agreement, dated December 31, 2022, by and between Truleum, Inc. and 20 Shekels, Inc. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.4 **

Note Purchase Agreement, dated December 31, 2022, by and between Truleum, Inc. and AEI Management, Inc. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.5 **

7.25% Senior Secured Convertible Note due December 31, 2024, dated December 31, 2022, issued by Truleum, Inc. to 20 Shekels Inc., in the amount of $906,754 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.6 **

7.25% Senior Secured Convertible Note due December 31, 2024, dated December 31, 2022, issued by Truleum, Inc. to AEI Management, Inc., in the amount of $403,216 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.7 **

Security Agreement, dated December 31, 2022, made by Truleum, Inc. in favor of 20 Shekels, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.8 **

Security Agreement, dated December 31, 2022, made by Truleum, Inc. in favor of AEI Management, Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.9 **

Purchase and Sale Agreement between the Company and Progressive Well Service, LLC, dated February 17, 2022 (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K, filed with the SEC on April 4, 2022).

10.10 **	Form of $1.00 per share Subscription Agreement. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on February 14, 2023).
10.11 **

Consulting Agreement by and between Fidare Consulting Group, LLC and the Company effective September 2, 2022 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.12 **

Consultant Engagement Agreement by and between the Company and Jay Leaver, an individual, acting in his capacity as a representative of Leaverite Exploration, Inc., dated June 1, 2020 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K, filed on April 4, 2022).

10.13 **

Consulting Agreement by and between Matador Wellsite Consulting, LLC and the Company dated October 15, 2022. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.14 **

Gathering and Processing Agreement Between Truleum, Inc. and ETC Texas Pipeline, LTD, dated August 1, 2023 (as amended by Aid In Processing Agreement dated as of November 1, 2022) (incorporated by reference to Exhibit 10.14 to the Registration Statement on February 14, 2023).

10.15 **

Crude Oil Purchasing Agreement between Truleum, Inc. and Energy Transfer Crude Marketing LLC, dated June 7, 2022. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on February 14, 2023).

10.16 **

Revolving Credit Note dated June 1, 2021, with AEI Acquisition Company, LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2022).

10.17 **

First Amendment to Revolving Credit Note dated February 11, 2023 with AEI Acquisition Company, LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2022).

10.18 **	Second Amendment to Revolving Credit Note dated as of May 30, 2023 with AEI Acquisition Company, LLC. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on August 3, 2023).
10.19 **

Employment Agreement by and between the Truleum, Inc. and John Lepin, dated October 27, 2018 (incorporated by reference to Exhibit 10.18 to Registrant’s Current Report on Form 8-K, filed with the SEC on October 29, 2018).

10.20 **	Assignment of LLC Membership Interest Truleum Texas Operating, LLC. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on February 14, 2022).
10.21 **	2022 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company’s Information Statement on Schedule 14C filed with the SEC on November 21, 2022).
10.22 **

Reserve Report dated October 14, 2023 effective December 31, 2022, of Liquid Gold Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2023).

10.23 **

Indemnification Agreement by and between Alpha Energy, Inc. and Isaac Dietrich dated as of February 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2023).

10.24 **	Board of Directors Agreement, by and between Truleum, Inc. and Robert Flynn, dated July 1, 2023. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed on August 3, 2023).
10.25 **	Board of Directors Agreement, by and between Truleum, Inc. and Mark Timm dated July 1, 2023. (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed on August 3, 2023).
10.26 **	Board of Directors Agreement, by and between Truleum, Inc. and Lacie Kellogg dated July 1, 2023. (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed on August 3, 2023).
10.27 **	Board of Directors Agreement, by and between Truleum, Inc. and Isaac Dietrich dated July 1, 2023. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed on August 3, 2023).
10.28 **	Indemnification Agreement, by and between Truleum, Inc. and Robert Flynn dated May 1, 2023. (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed on August 3, 2023).
10.29 **	Indemnification Agreement, by and between Truleum, Inc. and Mark Timm dated May 1, 2023. (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed on August 3, 2023).
10.30 **	Indemnification Agreement, by and between Truleum, Inc. and Lacie Kellogg dated May 1, 2023. (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed on August 3, 2023).
10.31 **	Indemnification Agreement, by and between Truleum, Inc. and Isaac Dietrich dated May 1, 2023 (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed on August 3, 2023).
10.32*	Reserve Report dated March 27, 2024, effective December 31, 2023, of Pinnacle Energy Services, LLC

31.1*	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.1*	Certificate of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.2*	Certification Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Truleum, Inc.

/s/ Jay Leaver

Jay Leaver, President (Principal Executive Officer)

Date: April 4, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lacie Kellogg	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2024
Lacie Kellogg