Form 10-Q
period 2024-03-31
TRULEUM, INC.
filed 2024-05-15
CIK 855787

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024.

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 15, 2024, was 21,794,178.

Explanatory Note

This Report on Form 10-Q is filed without the Financial Statements having been reviewed by a registered independent accounting firm as required by Article 10 of Regulation S-X. An amendment will be filed after completion of the review.  The Company is actively trying to engage a registered independent accounting firm as required by Article 10 of Regulation S-X after the BF Borgers SEC’s staff statement https://www.sec.gov/news/statement/staff-statement-borgers-05032024 to maintain compliance with the SEC and the Company’s dismissal as filed on form 8-K.

ITEM 1. FINANCIAL STATEMENTS

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$5,530	$5,218
Joint interest billing receivable	-	21,284
Prepaid assets and other current assets	81,256	89,320
Total current assets	86,786	115,822

Noncurrent assets:
Property and equipment, net	40,555	43,513
Oil and gas property, proved and unproved, full cost	1,823,294	1,814,363
Total noncurrent assets	1,863,849	1,857,876

Total assets	$1,950,635	$1,973,698

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,030,155	$1,062,239
Accounts payable and accrued expenses-related party	24,462	-
Interest payable - related parties	183,660	136,100
Subscription liability	-	6,000
Subscription liability - related party	-	40,000
Convertible credit line payable - related party	1,199,330	957,458
Convertible note payable	1,210,000	1,210,000
Total current liabilities	3,647,607	3,411,797

Senior secured convertible notes payable, related party, net of discount of $0 and $15,993, respectively	1,319,959	1,303,967
Asset retirement obligation	6,856	5,938
Total liabilities	4,974,422	4,721,702

Commitments and contingencies

Stockholders' deficit:
10,000,000
Series A convertible preferred stock, $0.001 par value, 2,000,000 shares authorized, and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 65,000,000 shares authorized, and 21,794,178 and 21,788,178 shares issued and outstanding, respectively	21,794	21,742
Additional paid-in capital	6,810,456	6,571,011
Accumulated deficit	(9,856,037)	(9,340,757)
Total stockholders' deficit	(3,023,787)	(2,748,004)

Total liabilities and stockholders' deficit	$1,950,635	$1,973,698

See accompanying notes to the consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Statements of Operations

For the three months ended March 31, 2024 and 2023

(Unaudited)

	March 31, 2024	March 31, 2023

Oil and gas sales	$8,458	$71,716

Lease operating expenses	36,361	179,441
Gross loss	(27,903)	(107,725)

Operating expenses:
Professional services	113,880	110,483
Board of director fees	196,497	36,000
General and administrative	111,803	151,530

Total operating expenses	422,180	298,013

Loss from operations	(450,083)	(405,738)

Other income (expense):
Other income	-	1,139
Interest expense	(65,197)	(55,223)
Total other income (expense)	(65,197)	(54,084)

Net loss	$(515,280)	$(459,822)

Loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic	21,765,689	21,653,326
Diluted	21,765,689	21,653,326

See accompanying notes to the consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Statements of Stockholders' Deficit

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2023	21,742,178	$21,742	$6,571,011	$(9,340,757)	$(2,748,004)

Shares issued for subscription liability	6,000	6	45,994	-	46,000

Stock-based compensation	46,000	46	193,451	-	193,497

Net loss	-	-	-	(515,280)	(515,280)

Balance, March 31, 2024	21,794,178	21,794	6,810,456	(9,856,037)	(3,023,787)

Balance, December 31, 2022 - As revised	21,653,326	$21,653	$5,731,830	$(7,092,107)	$(1,338,624)

Stock-based compensation	-	-	62,000	-	62,000

Net loss	-	-	-	(459,822)	(459,822)

Balance, March 31, 2023	21,653,326	21,653	5,793,830	(7,551,929)	(1,736,446)

See accompanying notes to the consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(Unaudited)

	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net loss	$(515,280)	$(459,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	193,497	62,000
Depreciation expense	(5,973)	6,107
Amortization of debt discount	15,992	25,703
Asset retirement obligation expense	918	-
Changes in operating assets and liabilities:
Joint interest billing receivable	21,284	750
Prepaid expenses and other current assets	8,064	(12,531)
Accounts payable	(7,622)	331,559
Accounts payable-related party	-	25,885
Subscription liability	-	-
Subscription liability - related party	-	-
Interest payable	47,560	23,596
Net cash used in operating activities	(241,560)	3,247

Cash flows from investing activities:
Cash paid for purchase of property and equipment	-	-
Acquisition of oil and gas property	-	(82,140)
Net cash used in investing activities	-	(82,140)

Cash flows from financing activities:
Proceeds from convertible credit line, related party	241,872	-
Net cash provided by financing activities	241,872	-

Net change in cash and cash equivalents	312	(78,893)

Cash and cash equivalents, at beginning of period	5,218	95,362

Cash and cash equivalents, at end of period	$5,530	$16,469

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,419	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount on senior secured convertible notes payable - related party	$-	$-
Advances and other liabilities converted to senior secured convertible notes payable, related party	$-	$-
Extinguishment of derivative liability	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

Truleum, Inc.

(Formerly Alpha Energy, Inc.)

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022 which are included on the Form 10-K filed on April 5, 2024. In the opinion of management, all adjustments which include normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods shown have been reflected herein. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the years ended December 31, 2023, and 2022 have been omitted.

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

Basic and Diluted Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings (Loss) per Share”. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2024 and 2023, there were 263,992 shares issuable from the senior secured convertible notes payable and 655,870 and 0 shares issuable from the convertible credit line payable which were considered for their dilutive effects but were determined to be anti-dilutive due to the Company’s net loss, respectively.

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

NOTE 3 – OIL AND GAS PROPERTIES

Oil and gas properties at March 31, 2024 and December 31, 2023 consisted of the following:

	Balance		Balance
Account	12/31/2023	Additions	03/31/2024
Leasehold Improvements - Chicorica	$40,000	$-	$40,000
Leasehold Improvements - Undeveloped	63,973	-	63,973
Lease Acquisition and Development Costs - Logan County	1,739,404	-	1,741,669
Asset retirement obligation – true-up	1,348	-	1,348
(Accumulated depletion)	(30,362)	-	(30,362)
Total oil and gas related assets	$1,814,363	$-	$1,814,363

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Payable and Accrued Expenses - Related Parties

As of March 31, 2024 and December 31, 2023, there were no advances due to related parties for either period and $24,462 due to Leaverite Exploration, Inc. d/b/a Leaverite Consulting (“Leaverite Exploration”), a corporation wholly-owned by our President, Jay Leaver pursuant to a consulting agreement. On April 10, 2023, the Company issued 70,852 shares of common stock valued at $5.00 per share to settle outstanding consulting invoices in the amount of $354,260 owed to Mr. Leaver.

Subscription Liability – Related Party

On January 12, 2024, the Company issued 40,000 shares of its common stock to Company director Mark Timm as a bonus effective December 31, 2023; this amount of $40,000 was recorded as a subscription liability – related party on the balance sheet as of year-end.

Senior Secured Convertible Notes Payable – Related Party

AEI Management, Inc.

On February 25, 2022, the Company entered into a secured senior secured convertible note with AEI for the purchase and sale of convertible promissory notes (“Convertible Note”) in the principal amount of $5,000,000. The Convertible Note is convertible at any time after the date of issuance into shares of the Company’s common stock at a fixed conversion price of $5.00 per share; upon conversion, the Company would issue the noteholder 1,000,000 shares of common stock. The Convertible Note bears interest at a rate of 7.25% per annum, is paid on a quarterly basis, and has a maturity date of December 31, 2024. The Convertible Note is secured by certain oil and gas leases, lands, minerals and other properties of the Company, subject to prior liens and security interests. During the year ended December 31, 2022, $413,206 from a related party was exchanged for a convertible note; due to the variable conversion price in the convertible credit line, this fixed senior secured convertible note is treated as a derivative due to the possibility of insufficient shares available at conversion to settle the note. The day one derivative liability was $65,262, which was recorded as a discount; for the years ended December 31, 2023 and 2022, the Company amortized $32,631 and $27,624, respectively, of the discount as interest expense. As of March 31, 2024 and December 31, 2023, the unamortized discount was $0 and $5,006, respectively. The outstanding principal balance on the senior secured convertible notes payable as of March 31, 2024 and December 31, 2023 was $413,206 as of both dates.

20 Shekels, Inc.

On February 25, 2022, Mr. Leaver assigned a $406,750 promissory note and advances of $500,000 to 20 Shekels. On the same day, the assigned promissory note and advance totaling $906,750 were transferred into a secured senior secured convertible note. The convertible note bears interest at 7.25% and matures on December 31, 2024. The note is convertible into shares of the Company at $5.00 per share. Due to the variable convertible credit line, this fixed senior secured convertible note is treated as derivatives due to the possibility of insufficient shares available at conversion to settle the notes. The day one derivative liability was $143,214, which was recorded as a discount; for the years ended December 31, 2023 and 2022, the Company amortized $71,607 and $60,621, respectively, of the discount as interest expense. As of March 31, 2024 and December 31, 2023 , the unamortized discount was $ 0 and $ 10,986, respectively. The outstanding principal balance on the senior secured convertible notes payable as of March 31, 2024 and December 31, 2023 was $906,754 as of both dates.

As of March 31, 2024 and December 31, 2023, the senior secured convertible notes payable balance, net of discount was $1,215,722 with accrued interest of $23,596 and $79,225 , respectively.

Convertible Credit Line – Related Party

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

On February 11, 2023, the Company and AEI entered into an amendment to the convertible revolving credit line (the “First Amendment”), which provided that any outstanding amount of principal and/or interest under the revolving credit line may be converted into fully paid and non-assessable shares of common stock, $0.001 per share par value, at a fixed conversion price of $1.50 per share subject to adjustment for stock dividends, stock splits, recapitalizations, or other similar transactions that affect the rights of common stockholders generally. On May 30, 2023 and January 8, 2024, the Company and AEI entered into second and third amendments to the convertible revolving credit line, which extended the maturity dates of the lines to December 31, 2023 and January 1, 2025, respectively. As of March 31, 2024, the Company has drawn $878,430 on the convertible note, with accrued interest of $35,235.

20 Shekels, Inc.

On October 23, 2023, the Company entered into a new revolving credit facility with 20 Shekels, Inc. (“20 Shekels”), an affiliated company, to borrow up to $500,000; the agreement has a maturity date of October 1, 2024, will accrue interest at a rate of 12% per annum and the outstanding balance is convertible to common stock of the Company at the lesser of $5.00 per share or a 10% discount to a 3-day volume weighted price average subject to adjustment as provided in the note agreement. Since May 16, 2023, 20 Shekels has made loans in favor of the Company in the amounts of principal and accrued interest totaling $142,235 as of October 3, 2023 (the date these amounts were evaluated for incorporation into the credit facility); such amounts will be consolidated and incorporated into the indebtedness covered by this facility. As of March 31, 2024, the Company has a balance of $320,901, with accrued interest of $23,461.

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

Stock Options

The following table summarizes the stock option activity for the nine months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2023	134,145	$2.86
Granted	37,875	3.33
Exercised	–	–
Forfeited and expired	–	–
Outstanding at March 31, 2024	172,020	$3.10

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

On March 31, 2024, the Company granted a total of 37,875 options to the Company’s board of directors, or 7,575 options each to Robert J. Flynn, Jr., Lacie Kellogg, Mark Timm, Isaac Dietrich and Richard Nummi. The options have a ten-year term and have an exercise price of $5.00 per share. The fair value of the 37,875 options at issuance was $187,497. The Company valued the options using the Black-Scholes model with the following key assumptions: a fair value stock price of $5.00, an exercise price of $5.00, a term of ten years, volatility of 216%, a discount rate of 4.21% and a dividend yield of 0%.

As of March 31, 2024, the outstanding stock options have a weighted average remaining term of 9.3 years and have no aggregate intrinsic value.

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

Since June 1, 2021, no further extension agreements have been entered into and as of March 31, 2024 and December 31, 2023, the convertible note payable balance was $1,210,000 with accrued interest of $22,882 for both dates. The Company is in legal discussions with ZQH to relieve the loan as the properties in the purchase agreement were not held by title.

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

NOTE 8 – SUBSEQUENT EVENTS

None.

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

Liquidity and Capital Resources

As of March 31, 2024, we had total current assets of $86,876 and total current liabilities of $3,647,607.

The Company had $(241,560) of cash during the three months ended March 31, 2024, compared to $3,247 during the same period in 2023. Net cash used in operating activities during the three months ended March 31, 2024 was mainly comprised of our $515,280 net loss during the period, adjusted by non-cash charges of $193,497 for stock-based compensation, amortization of debt discounts in the amount of $15,992, and depreciation and depletion net change of $(5,973).

The Company generated cash of $241,872 from financing activities during the three Months ended March 31, 2024 which consisted of proceeds from advances from related parties. The Company had no cash flows from financing activities during the three months ended March 31, 2023.

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

Results of Operations

We generated revenue of $8,458 and $71,716 during the three months ended March 31, 2024 and 2023, respectively. Lease operating expenses were $36,361 and $179,441 during the three months ended March 31, 2024 and 2023, respectively. Total operating expenses were $422,180 during the three months ended March 31, 2024 compared to $298,013 during the same period in 2023. The increase in operating expense was due to an increase in Board of Directors Fees offset by a decrease of $39,727 in general and administrative expenses and an increase of $3,397 Professional Fees.

Off-Balance sheet arrangements

As of March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our accounting policies are described in Note 1 to our audited consolidated financial statements for 2023 appearing in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2024. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed below in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially, adversely affect our business, financial position, or future results of operations. There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended December 31, 2023.

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

10.32**	Reserve Report dated March 27, 2024, effective December 31, 2023, of Pinnacle Energy Services, LLC
31.1*	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.1*	Certificate of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.2*	Certification Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date:  May 15, 2024

Truleum, Inc.

By:	/s/ Jay Leaver
Jay Leaver, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Lacie Kellogg
Lacie Kellogg, Chief Financial Officer (Principal Financial and Accounting Officer)